Form 10-K
period 1994-01-29
BAKER J INC
filed 1994-04-27
CIK 792570

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)
  / X /        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED JANUARY 29, 1994
                                       OR
  /   /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         COMMISSION FILE NUMBER 0-14681

                                 J. BAKER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MASSACHUSETTS                                04-2866591
      (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
               555 TURNPIKE STREET, CANTON, MASSACHUSETTS  02021
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (617) 828-9300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.50 PER SHARE
                   7% CONVERTIBLE SUBORDINATED NOTES DUE 2002
                                (TITLE OF CLASS)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    / X /

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X     NO
                                 -----      -----
The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $261,990,920 as of March 31, 1994 (based on the last reported sales price of the registrant's stock in the over-the-counter market on such date).

The number of shares outstanding of the registrant's common stock as of March 31, 1994 was 13,819,710.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement for the 1994 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                 J. BAKER, INC.
                                FORM 10-K REPORT
                          YEAR ENDED JANUARY 29, 1994
                                     PART I


DESCRIPTION OF BUSINESS

GENERAL

         J. Baker, Inc. ("J. Baker" or the "Company", which term shall include all subsidiaries of the Company) is engaged in the retail sale of footwear and apparel. The Company sells footwear through self-service licensed shoe departments in mass merchandising department stores, through full and semi-service licensed shoe departments in department and specialty stores, on a wholesale basis and through its Fayva chain of self-selection family shoe stores and its Parade of Shoes chain of "one price" women's shoe stores. The Company is engaged in the retail sale of apparel through its chain of Casual Male Big & Tall men's stores and through its chain of Work'n Gear work clothing stores.

         On November 19, 1993, the Company acquired 83% of the outstanding common stock and all of the outstanding preferred stock of Tishkoff Enterprises, Inc. of Columbus, Ohio ("TEI"), an operator of full-service, semi-service and self-service licensed shoe departments in department stores, specialty stores and discount stores. The 83% interest in the outstanding common stock was acquired from certain TEI stockholders in exchange for 68,197 shares of the Company's common stock (16,769 of which shares are being withheld from TEI stockholders for up to two years and are available as a set-off to satisfy any claims of the Company for indemnification that may arise) and the right to receive payments equal in the aggregate to 8.3% of the consolidated pre-tax earnings of TEI over a six year period commencing January 29, 1994, with a maximum aggregate payment of $4,980,000. The acquisition of all of the outstanding preferred stock of TEI was made for a payment of $650,000 in cash. On December 13, 1993, the stockholders of TEI approved the merger of JBAK Acquisition Corp., an Ohio corporation and a wholly owned subsidiary of the Company, with and into TEI (the "Merger") and TEI became a wholly owned subsidiary of the Company. In connection with the Merger, the Company paid cash consideration to the remaining TEI stockholders in the amount of $442,000, in payment for the remaining 17% interest in TEI common stock. Subsequent to the Merger, the corporate name of TEI was changed to Shoe Corporation of America, Inc. ("SCOA"). At January 29, 1994, SCOA operated 188 licensed footwear departments.

         On January 30, 1993, Morse Acquisition, Inc., a wholly-owned subsidiary of the Company ("Acquisition"), merged with and into Morse Shoe, Inc. ("Morse") pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of October 22, 1992 (the "Merger Agreement") by and among the Company, Acquisition and Morse, whereby Morse became a wholly-owned subsidiary of the Company. Pursuant to the acquisition of Morse, each share of Morse common stock was exchanged for .17091 of a share of J. Baker common stock. In connection with the acquisition, approximately 2,767,377 shares of
J. Baker common stock were issuable to Morse stockholders, including holders of approximately $47 million, or 94%, of Morse convertible debentures which had been converted into Morse common stock prior to January 30, 1993. During the year ended January 29, 1994, holders of an additional $2.7 million of Morse convertible debentures converted their debt into 49,820 shares of J. Baker common stock. Approximately 6,500 additional shares of J. Baker common stock are reserved for future issuance upon conversions of the remaining outstanding Morse convertible debentures. As of January 29, 1994, the Company operated 501 licensed shoe departments and 395 Fayva shoe stores in its Morse subsidiary. For additional information on the acquisition of Morse, See Note 3 to the Consolidated Financial Statements.

         On December 2, 1992, the Company received a notice of termination from WearGuard Corporation ("WearGuard") terminating the License and Supply Agreement dated as of September 25, 1991 by WGS Corporation (a wholly owned subsidiary of the Company) and WearGuard. On September 25, 1991, the Company had purchased from WearGuard assets consisting primarily of the inventory and fixed assets of WearGuard's then existing 29 retail stores. The Company had also assumed the leases to the 29 retail stores and acquired a license to operate retail stores under the WearGuard name. Following the termination of the agreement with WearGuard, the Company's 38

WearGuard stores changed their name to Work'n Gear stores. On January 29, 1993, WGS Corporation executed an agreement with Todd Uniform Company ("Todd") of St. Louis, Missouri with respect to the provision by Todd of personalized uniforms and other work clothing to customers of the Work'n Gear retail stores. The agreement with Todd was subsequently terminated on July 29, 1993, subject to certain ongoing purchase commitments, and a new supply agreement dated as of August 1, 1993 was entered into by WGS Corporation and WearGuard. Located in eleven states throughout the northeastern United States, the 52 Work 'n Gear stores specialize in providing utility workwear, uniforms and personalized work clothes, as well as uniforms for laboratory and medical purposes.

         On April 26, 1990, Ames Department Stores, Inc., and related entities ("Ames"), a significant licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. On December 18, 1992, the Company and Ames executed Amendment No. 2 to the Ames license agreement and the Company and Ames executed a certain Stipulation which was filed with the United States Bankruptcy Court for the Southern District of New York and approved on January 6, 1993, the consummation date of Ames' Plan of Reorganization. The Stipulation provided that the license agreement between Ames and the Company shall be modified and amended and the license agreement assumed by Ames. Further, pursuant to the Stipulation, the Company settled its $13.7 million pre- petition claim with Ames and, in return, the Company received $5 million in cash and a promissory note issued by Ames in the amount of $8.7 million bearing interest at the rate of 6.0% per annum and having a final maturity on February 1, 1998, subject to repayment in the amounts and on the dates set forth in such promissory note. The Stipulation further provided for a mortgage lien on and security interest in the real property and buildings in Rocky Hill, Connecticut comprising the executive offices of Ames, which mortgage lien and security interest shall be used as security in repayment of the promissory note, and which shall be senior to all other liens and security interests except those granted in favor of certain banks under a credit agreement with such banks.

INDUSTRY SEGMENTS

         The Company is engaged in the sale of footwear and apparel manufactured by others. Financial information with respect to the Company's industry segments can be found in Note 14 to the Consolidated Financial Statements.

PRINCIPAL ACTIVITIES OF THE COMPANY

         As previously indicated, the Company is an operator of licensed shoe departments in mass merchandising and conventional full service department and specialty stores, a supplier of shoes at wholesale and an operator of "one price" women's shoe stores in the Company's Parade of Shoes chain and of self-selection family footwear stores through its Fayva chain. In all of these operations, the Company emphasizes the sale of quality footwear at comparatively low prices. The Company operates the Casual Male Big & Tall chain of stores which sells sportswear to the larger size man and also operates Work'n Gear retail stores providing rugged, durable work clothing as well as uniforms for laboratory and medical purposes.

         Sales of shoes in the United States are made through various channels of distribution, including conventional department stores, mass merchandising department stores and specialty stores. The Company's footwear business is based in mass merchandising department stores, conventional department and specialty stores (served by the Company's licensed department and wholesale operations and its SCOA subsidiary), "one price" specialty stores (the Parade of Shoes chain), and self-selection family shoe stores (the Fayva chain).

         The Company's sales of apparel in the United States are made through the Casual Male Big & Tall and Work'n Gear retail stores. None of the Company's sales, whether footwear or apparel, are made directly to customers located outside of the United States.

         The Company's businesses are seasonal, with its largest footwear volume generated in the Easter, back to school and Christmas seasons. The Casual Male Big & Tall division does its largest sales volumes in June (Father's Day) and the Christmas season, and the Work'n Gear stores generate their largest sales volume during the second half of the fiscal year. Sales during the second half of each fiscal year have consistently exceeded those during the first half of the year. Unseasonable weather may affect sales of shoes and boots as well as of work clothing, especially during the traditional high-volume periods.

         The Company is required to carry a substantial inventory in order to provide prompt deliveries to its licensed shoe departments, wholesale customers, Parade of Shoes, Fayva, Casual Male Big & Tall, and Work'n Gear stores. Order backlogs, however, are not material to the Company's business. The inventories needed in the operation of the Company's footwear and apparel businesses are currently available from a number of domestic and overseas sources, none of which provide more than eight percent of the Company's merchandise.

         The Company benefits by "most favored nation" provisions in trade agreements between the United States and certain countries in which the Company's suppliers are located. From time to time, the United States Congress has proposed legislation which could result in such provisions being struck from particular trade agreements, which could, in turn, result in higher costs to the Company. There has been extensive Congressional debate with respect to the "most favored nation" provision of the trade agreement between the United States and China which was renewed for one year in July, 1992 and has since been extended through July 3, 1994. The failure of this provision to be renewed will likely result in substantially increased costs to the Company in the purchase of footwear from China. However, the Company believes that all of its competitors in the footwear industry will be similarly affected.

FOOTWEAR

Licensed Shoe Department Operations
         In a licensed shoe department operation, the store and the Company enter into a license agreement under which the Company has the exclusive right to operate a shoe department in the store for a period of years. The department is operated under the store name in space supplied by the store, and the store collects payments from customers and credits the Company. The Company pays the store a license fee, generally a percentage of net sales, for the right to operate the department and for the use of the space. The license fee ordinarily covers utilities, janitorial service, cash collection and handling, packaging and advertising.

         In its licensed shoe department operations, the Company sells a wide variety of family footwear, including men's, women's and children's dress, casual, athletic and work shoes and slippers. Most of the shoes offered by the Company in its licensed departments are sold under the Company's trademarks or on an unbranded basis, although the Company also sells name brand merchandise at discounted prices in its mass merchandising licensed accounts. Merchandise sold by the Company's SCOA subsidiary is predominantly in conventional, full service department stores and includes a strong representation of national brands complemented by private label merchandise. A small portion of the licensed department business conducted by SCOA is in mass merchandising and specialty apparel accounts. The Company's licensed shoe departments in mass merchandising department stores are operated on a self- service basis, but those departments operated by SCOA in conventional department and specialty stores are on a semi-service or full service basis. The Company's personnel employed in particular departments are responsible for stocking and layout of shelves, responding to customer inquiries and related administrative tasks.

         The Company and its predecessors have operated licensed shoe departments in mass merchandising department stores for more than thirty years. The Company's SCOA subsidiary has operated licensed shoe departments in mass merchandising and conventional department and specialty stores for approximately eight years. Sales in licensed departments accounted for 46.5%, 49.9% and 58.9% of the Company's total revenue in the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively. At January 29, 1994, the Company operated a total of 1,530 licensed shoe departments (including the 501 departments added in the Morse acquisition and the 188 departments added in the SCOA acquisition) under license agreements with 38 different department and specialty store operators. During fiscal 1994, the Company opened 200 departments (including the 188 departments added in the SCOA acquisition) and closed 124, representing a net increase of 76 units for the year. The Company's licensed departments are located in forty states and in the District of Columbia.

         The Company conducts its licensed department operations under written agreements for fixed terms. Of the 1,530 licensed shoe departments which the Company operated at January 29, 1994, 1,174, or 77% are covered by agreements with terms expiring in less than five years, 49 or 3% are covered by agreements with terms expiring in five to ten years, and 307, or 20% are covered by agreements with terms expiring in more than ten years.

         Of the Company's licensed departments at January 29, 1994, 307 were operated under license with Ames, a major mass merchandising retailer in the eastern United States. For the fiscal year ended January 29, 1994, Ames accounted for 11.5% of the Company's total revenues.

         At January 29, 1994 the Company also operated 54 departments under license from Fishers Big Wheel, Inc. ("Fishers"), a discount department store chain concentrated in Michigan, Ohio and Pennsylvania, 108 departments under license in the Jamesway discount department store chain ("Jamesway"), which is concentrated in the mid-Atlantic region of the United States, and 212 licensed departments in the Rose's Stores, Inc. chain ("Rose's"), which stores are concentrated in the southeastern region of the United States. Operations under the agreements with Rose's, Jamesway and Fishers accounted for a total of 10.1% of the Company's net sales in the year ended January 29, 1994.

         On July 8, 1993, July 19, 1993 and September 6, 1993 Fishers, Jamesway and Rose's, respectively, filed for protection under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filings, the Company had outstanding accounts receivable of $6.0 million in the aggregate due from Fishers, Jamesway and Rose's. At January 29, 1994, carried on the balance sheet in Other Assets are deferred lease acquisition costs of $3.1 million attributable to the Rose's license agreement. The Company intends to continue to amortize the deferred lease acquisition costs of the Rose's license agreement through the license termination date of July 30, 1997, since the Company believes, based on its assessment of the likelihood and level of ongoing business with Rose's, that the value of the license agreement supports the historical carrying cost at January 29, 1994. During the first half of fiscal 1995, Jamesway and Rose's will close approximately 113 stores. On January 5, 1994, Fishers received bankruptcy court approval to conduct liquidation sales in all 54 of its stores. At the completion of the liquidation sales in the first quarter of fiscal 1995, Fishers ceased business operations. The Company does not expect these filings under the Bankruptcy Code, or the aforementioned store closings, to have a material adverse effect on future earnings. Combined sales in Jamesway and Rose's totaled $77.0 million for the year ended January 29, 1994. Sales in Fishers for the year ended January 29, 1994 were $15.6 million.

         Under bankruptcy law, each licensor has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. If the license agreement is assumed, the licensor must cure all defaults under the agreement and the Company is entitled to collect in full the outstanding past due receivable. Since the respective commencement dates of the Jamesway and Rose's Chapter 11 cases, the Company has continued to operate as licensee and has been paid the amounts due to it from such operations. The Company has no assurance that either agreement will be assumed or that Jamesway or Rose's will continue in business. Although the Company believes that rejection of either license agreement or cessation of Jamesway's or Rose's business is not probable, in the event that either agreement is rejected, the Company believes that it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of Jamesway and/or Rose's related assets, will be based on the facts and circumstances at such time.

         At January 29, 1994, the Company's Morse subsidiary operated 151 departments under license in the Hills Department Store Company chain ("Hills"), which is concentrated in the Pennsylvania, Ohio and New York regions, 126 departments under license from Bradlees, Inc. ("Bradlees"), a chain located primarily in the northeast region of the United States and 117 departments under license from ShopKo Stores ("ShopKo"), a chain located primarily in the upper mid-west region of the United States. Operations under the agreements with Hills , Bradlees and ShopKo accounted for a total of 17.8% of the Company's net sales in the year ended January 29, 1994.

         On February 4, 1991, Hills filed for protection under Chapter 11 of the United States Bankruptcy Code. As of the date of the Hills Chapter 11 filing, Hills owed the Company approximately $4.0 million in outstanding accounts receivable due under the license agreement. On September 10, 1993, Hills' First Amended Consolidated Plan of Reorganization ("Hills Plan") was confirmed by the bankruptcy court. On September 9, 1993, the Company and Hills filed a joint motion with the bankruptcy court seeking an order rejecting the license agreement between the parties, approving a revised unsecured claim of $5.6 million and authorizing the execution of a new license agreement between Hills and the Company on substantially the same terms as had existed previously. On October 19, 1993, the bankruptcy court approved the order, pursuant to the which the Company received, during the fourth quarter of fiscal 1994, the following amounts with respect to its claim: $708,000 in cash, 46,400 shares of Hills common stock, 40,200 shares of Hills preferred stock and a promissory note from Hills in the amount of $846,000 bearing interest at 10.25% and maturing in 2003. These amounts represent 85% of the Company's expected distribution under the Hills Plan. The Company expects Hills to distribute the balance of the expected distribution during fiscal 1995.

         As a result of the SCOA acquisition, 188 licensed footwear departments have been added to the Company's licensed departments. At January 29, 1994, SCOA's licensed shoe departments were operating in four major chains: Uptons Department Stores, Inc. ("Uptons") (with headquarters in Norcross, Georgia), Younkers, Inc. ("Younkers") (with headquarters in Des Moines, Iowa), Rich's Department Stores, Inc. ("Rich's") (with headquarters in Salem, Massachusetts) and Goody's Family Clothing, Inc. ("Goody's") (with headquarters in Knoxville, Tennessee). SCOA currently manages shoe departments located in twenty-six states east of the Rocky Mountains and Washington, DC. For the period from November 20, 1993 through January 29, 1994, SCOA generated sales of $10.0 million.

         In January, 1994, Wohl Shoe Company ("Wohl"), a subsidiary of Brown Group Retail, Inc., and a competitor of SCOA, publicly announced its intention to discontinue its licensed footwear department operations. Since the Wohl announcement, the Company has been in active negotiations with several of Wohl's licensors concerning the operation of footwear departments in their respective department and specialty store chains. As of the date of this report, the Company has signed license agreements with two such store chains, Winkelman's, a women's specialty apparel chain headquartered in Plymouth, Michigan and Gottschalks, a full service department store chain headquartered in Fresno, California.

         The Company faces competition in the shoe department business at two levels: (1) for sales to retail customers and (2) for the business of the department store chains which are its shoe licensors and wholesale customers. The Company's retail shoe businesses compete with the shoe departments of department store chains, conventional shoe chains, specialty stores and independent retailers. The Company's success in its licensed department operations is substantially dependent upon the success of the department store chains in which the Company operates licensed departments. Within the particular market that is served by the mass merchandising department store chains, the Company believes that the primary competitive factors are the price and the breadth and suitability of the selection of footwear that is offered.

         The Company faces competition from other established shoe department operators for licenses or wholesale arrangements with mass merchandising and conventional department store chains. The Company also faces potential competition from the in-house operational capabilities of its licensors and wholesale customers. Because of the large scale of many licensing arrangements and years of commitment that are involved, the Company has observed that changes in these arrangements do not frequently occur and are more often initiated by external factors such as mergers or acquisitions involving the licensors or business terminations by the licensees, rather than by competition among licensees for the business of a licensor. To the extent that there is active competition for new business in this area, the Company believes that the principal factors weighed by a potential licensor or wholesale customer are the quality of the licensee's operations, as reflected by sales results, and the price paid to the licensor in the form of the license fee.

         The loss of one or more of the foregoing licensors could have a material adverse effect on the Company.

         Due to a general contraction in the retail industry and the filing for protection under Chapter 11 of the United States Bankruptcy Code by certain of the Company's licensors, the Company may experience declines in the number of licensed departments that it operates.

Wholesale Operations
         The Company performs the same services for its wholesale customers that it does for its licensed departments, except that the wholesale customer operates its shoe departments with personnel which it hires and owns the footwear inventory which it sells at retail for its own account. The Company supplies each of its wholesale customers under an exclusive agreement which is subject to extension or renewal after a period of years specified in the respective agreements. Shoes are sold to a wholesale customer when shipped from the Company's distribution center, generally at a fixed percentage of the retail selling price.

         The Company has been notified by its principal wholesale customer, Caldor, Inc. ("Caldor") that Caldor is exercising its right to terminate the agreement between it and the Company. Based upon this notification, the Company will cease supplying shoes on a wholesale basis to Caldor by the middle of fiscal 1995. Sales to Caldor in fiscal 1994 were $40.6 million. The Company believes that the reduction in wholesale revenues in fiscal 1995 and thereafter will not have a material impact on the Company's future earnings.
In the year ended January 29, 1994, sales to Caldor accounted for 4.4% of the Company's total revenues.

         At January 29, 1994, the Company supplied 149 shoe departments on a wholesale basis. Sales to wholesale customers accounted for 4.4%, 7.1% and 7.2% of the Company's total revenues in the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

Parade of Shoes Operations
         The Company's Parade of Shoes chain emphasizes the retail sale of quality, primarily leather women's shoes on a "one price" basis. The stores generally occupy 2,000 to 3,000 square feet of retail space located primarily in suburban strip shopping centers which are typically anchored by a major supermarket, a regional department store chain or a mass merchandising retailer. In addition, the Company has also begun a program of opening Parade of Shoes stores in major metropolitan areas. The stores generally feature from 7,000 to 9,000 items available for selection in a casual, self-service atmosphere. The stores emphasize items that appeal to women between 18 and 44 years of age and also offer extensive selections oriented toward pre-teens, teenagers and senior citizens. About 90% of all footwear items are sold at a single price, currently $19.98, with the balance (except women's boots and brand name athletic footwear) sold at lower prices.

         Sales from Parade of Shoes stores accounted for 9.6%, 14.4% and 12.3% of the Company's total revenues in the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

         A total of 162 Parade of Shoes stores were in operation in twelve states in the eastern and midwestern United States and the District of Columbia on January 29, 1994. During the year, the Company opened thirty stores and closed four stores. The Company believes that the same competitive factors that affect its licensed department operations, as well as the availability of leather and brand name shoes and the general style and quality of merchandise, are present in the market that is served by the Company's Parade of Shoes chain. In the case of the Parade of Shoes chain, the Company has had the advantage of being one of the first established retailers to promote aggressively the "one price" concept in New England and other regions of the United States. The Company may experience increased direct competition with Parade of Shoes based on comparable merchandising approaches in the future.

Fayva Operations
         The Fayva shoe chain operates self-selection retail stores which offer popularly-priced footwear for the entire family. The Fayva stores are located in major downtown areas, neighborhood locations, strip shopping centers, suburban shopping centers and malls. The major markets for the Fayva stores are in the northeastern portion of the United States, Florida, Los Angeles, Houston and Chicago. The Company operated 395 Fayva stores at January 29, 1994, located in a total of seventeen states.

         The retail stores, which average 3,200 square feet, emphasize convenient self-selection, popular pricing and a broad selection of fashionable footwear, including men's, women's and children's dress, casual, athletic and work shoes, slippers and accessories. Although branded athletic footwear is offered in the Fayva stores, most of the footwear offered by Fayva stores is sold under Company brand names. Sales in the Fayva chain amounted to 19.5% of the Company's revenue during the fiscal year ended January 29, 1994.

         The principal competition of the Fayva stores includes conventional shoe chains, the shoe departments of department store chains, specialty stores and independent retailers. Among such competitors is Payless Shoe Source, a subsidiary of The May Department Stores Company ("Payless"). With the announced intention of Payless to expand its operations in the northeastern portion of the United States and the similar expansion of other competitors, the Fayva stores will face increased competition for sales to retail customers.

APPAREL

Casual Male Big & Tall
         According to retailer and manufacturer estimates, big (42" waist or larger) and tall (6'3" or taller) men represent an estimated 10% to 13% of the adult male population in the United States. The Company believes the clothing demands of these customers have not been met. The big and tall customer frequently has difficulty finding an adequate selection of apparel in his size at department and men's specialty stores. Furthermore, only a limited number of big and tall specialty stores exist, and these typically have a narrow selection of current sportswear fashion. The majority of big and tall specialty stores are operated by companies with less than five units.

         Casual Male Big & Tall stores offer brand name and private label sportswear in a wider variety of styles, colors and fabrics than most other big and tall retailers. Merchandise is generally priced lower than department stores and other traditional retailers of big and tall apparel. The Company started fiscal 1994 with 214 stores and ended the year with 254 stores, having opened 40 stores. The 254 stores are located in 36 states, predominantly in the eastern half of the United States.

         Beginning with the acquisition of Casual Male on February 3, 1991, the results of its operations were consolidated with those of the Company. Sales in the Casual Male Big & Tall stores accounted for 16.1%, 23.0% and 18.7% of the Company's total revenues for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

         The Company's Casual Male Big & Tall stores face competition from department stores, specialty stores, discount stores, mail order companies, off-price and other retailers who sell big and tall merchandise. There can be no assurance that other retailers will not adopt purchasing and marketing concepts similar to those of the Casual Male Big & Tall chain. The Company believes the fashion and selection of its merchandise, its favorable prices and its ability to obtain desirable store locations are important factors in enabling it to compete effectively.

Work'n Gear
         Currently located in eleven states throughout the northeastern United States, the Work'n Gear stores sell utility workwear and footwear which is generally used by persons engaged in outdoor labor activities. The Work'n Gear stores also sell laboratory and medical uniforms as well as personalized uniforms for maintenance and other uses.

         Traditional competition for utility workwear has existed in certain large, full-service department stores, which, increasingly, are discontinuing this line of apparel. Competition also exists from local Army and Navy stores but, to the Company's knowledge, no specific specialty store of the Work'n
Gear variety exists on a national basis. Competition in the medical uniform business of Work'n Gear is found in small storefront vendors of medical and laboratory uniforms as well as in several larger companies, such as Life Uniform Stores, Z & H Uniforms and WearGuard Corporation, which sells primarily through its catalog.

         Neither the utility workwear nor the uniform businesses of the Work'n Gear stores are dependent upon any one supplier for its inventory. The customer base is the diverse population of working men and women in the United States, and no specific customer accounts for any substantial portion of the business.

         Sales in the Work'n Gear stores accounted for 3.9%, 5.6% and 2.8% of the Company's total revenues for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

TRADEMARKS

         The Company has no patents, franchises or concessions, except for agreements granting it the right to operate licensed departments. The Company owns certain trademarks which it uses in its business. The Company does not consider these trademarks to be materially important to its business.

RESEARCH AND DEVELOPMENT

         The Company does not engage in any Company-sponsored research or customer-sponsored research.

ENVIRONMENT

         The Company has not been required to make any material capital equipment expenditures, or suffered any material effect on its earnings or competitive position, as a result of compliance with federal, state or local environmental regulations.




EMPLOYEES

         As of January 29, 1994, the Company employed approximately 6,318 persons full-time and 6,950 persons part-time, of whom approximately 4,923 full-time and 6,924 part-time employees were engaged in retail operations at the store level. Approximately 520 of the Company's full-time and part-time employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY
         NAME                           AGE             OFFICE
         ----                           ---             ------
         Sherman N. Baker                74              Chairman of the Board
         Jerry M. Socol                  52              President and Chief Executive Officer
         Alan I. Weinstein               51              Senior Executive Vice President, Chief Financial Officer, Chief
                                                         Administrative Officer and Secretary
         Linda B. Kanner                 49              Senior Executive Vice President and Director of Shoe Merchandising and
                                                         Operations
         Joseph Gajda                    46              Executive Vice President and President of the Licensed Department
                                                         Division
         Donald G. Hall                  50              Executive Vice President and President of Parade of Shoes Division
         Larry I. Kelley                 51              Executive Vice President and President and Chief Executive Officer of The
                                                         Casual Male, Inc.
         John E. Lattanzio               54              Executive Vice President and President of Fayva
         Stuart M. Needleman             46              Executive Vice President and President of Work'n Gear
         Dennis B. Tishkoff              51              Executive Vice President and President and Chief Executive Officer of
                                                         Shoe Corporation of America, Inc.

         Mr. Baker has been the Chairman of the Board of the Company since March, 1990. From 1970 until March, 1990, Mr. Baker served as Chief Executive Officer of the Company and its predecessor.

         Mr. Socol has been President of the Company since September, 1988 and Chief Executive Officer of the Company since March, 1990. Prior to joining the Company in 1988, Mr. Socol was President and Chief Executive Officer of Filene's Department Stores, a division of the May Department Stores Company, from May to June, 1988. Mr. Socol was Chairman and Chief Executive Officer of Filene's Department Stores, a division of Federated Department Stores, Inc., from August, 1987 to May, 1988. From January, 1984 to August, 1987, Mr. Socol was President of Filene's Department Stores.

         Mr. Weinstein has held the positions of Senior Executive Vice President, Chief Financial Officer and Secretary of the Company since July, 1985. He was also appointed Chief Administrative Officer in 1988. Mr. Weinstein joined the Company's predecessor in 1968 as Assistant Controller and has held a variety of positions of increasing responsibility in finance and administration since that time.

         Ms. Kanner has held the positions of Senior Executive Vice President and Director of Shoe Merchandising and Operations for the Company since April, 1991. Before joining the Company, Ms. Kanner was Executive Vice President of the Bank of New England from May, 1989 to April, 1991 serving as chief marketing officer for advertising, sales support and product management throughout the bank. Ms. Kanner was employed by the Bank of Boston from November, 1984 to May, 1989, where she was a division executive in charge of credit card consumer loan and retail product management. Ms. Kanner was also a member of MasterCard's national marketing strategic advisory committee. Ms. Kanner is the daughter of Mr. Baker.

         Mr. Gajda has held the positions of Executive Vice President of the Company and President of the Company's Licensed Division since February, 1993. Prior to its acquisition by the Company, Mr. Gajda held the position of Senior Vice President of the Morse Leased Division. Mr. Gajda joined Morse in 1986.

         Mr. Hall has held the positions of Executive Vice President of the Company and President of the Company's Parade of Shoes division since October, 1993. Before joining the Company, Mr. Hall was employed by Wohl Shoe Company from 1966 to September, 1993, where he last held the position of Senior Vice President.

         Mr. Kelley has held the positions of Executive Vice President of the Company and President and Chief Executive Officer of The Casual Male, Inc. since June, 1991. Before joining the Company, Mr. Kelley was President of Weathervane Stores from September, 1988 to May, 1991. From June 1987 to September, 1988, Mr. Kelley was the President of Brauns Fashion. In November, 1990, Mr. Kelley filed for protection under the United States Bankruptcy Code as a result of adverse personal real estate investments made prior to his becoming an executive officer of the Company. In December, 1993, Mr. Kelley was discharged from all pre-petition debts and obligations and has emerged from bankruptcy.

         Mr. Lattanzio has held the positions of Executive Vice President of the Company and President of the Company's Fayva division since June, 1993. Before joining the Company, Mr. Lattanzio was Senior Vice President at Kobacker Company from 1990 to 1993. Mr. Lattanzio joined Kobacker Company in 1960 and held a variety of positions including President of the Fashion Division, and President of Picway Shoes and Patrini Shoes.

         Mr. Needleman has held the positions of Executive Vice President of the Company and President of the Company's Work'n Gear division since October, 1993. From 1989 through October, 1993, Mr Needleman held the position of Senior Vice President and Director of Operations of The Casual Male, Inc.

         Mr. Tishkoff has held the positions of Executive Vice President of the Company and President of the Company's Shoe Corporation of America, Inc. subsidiary since November, 1993, when the subsidiary was acquired by the Company. Before joining the Company, Mr. Tishkoff was Chairman, President and Chief Executive Officer of Tishkoff Enterprises, Inc. d/b/a Shoe Corporation of America.

PROPERTIES

         The Company's executive, buying and general offices and one of its footwear distribution centers ("home office") are located in Canton, Massachusetts. This facility is located at 555 Turnpike Street, Canton, Massachusetts on 37 acres of land and is owned by the Company. The home office contains approximately 750,000 square feet of space, including approximately 150,000 square feet of office space.

         The Company leases a building at 65 Sprague Street, Readville, Massachusetts that serves as the administrative offices for Casual Male and Work'n Gear, and as distribution center for the Casual Male Big & Tall and Work'n Gear stores. The building contains approximately 75,000 square feet of office space and approximately 375,000 square feet of warehouse/distribution space. The lease on this facility expires on May 31, 1999. The Company has two consecutive five year options to renew the lease.

         The Company also leased a facility in Shrewsbury, Massachusetts that served as the administrative offices for Casual Male and distribution center for the Casual Male Big & Tall and Work'n Gear stores prior to the consolidation of these operations into the Readville, Massachusetts facility in December, 1993. The lease on this facility expired on March 31, 1994.

         The headquarters for the Company's SCOA subsidiary and SCOA's footwear distribution center is located at 2035 Innis Road, Columbus, Ohio. The facility is on 17.4 acres of land and is owned by the Company. The building contains approximately 355,000 square feet, including approximately 18,000 square feet of office space and 337,000 square feet of warehouse/distribution space.

         As of January 29, 1994, the Company had 162 Parade of Shoes stores, all operating in leased premises ranging from 1,250 to 11,900 square feet, with average space of approximately 2,400 square feet per store and total space of approximately 389,000 square feet. The leases run for initial terms of between three and ten years and average approximately seven years. A majority of the leases are renewable at the option of the Company for terms of three to five years.

         As of January 29, 1994, the Company operated 254 Casual Male Big & Tall stores, all in leased premises ranging from 1,875 to 6,900 square feet, with total space of approximately 854,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five year terms.

         As of January 29, 1994, the Company operated 52 Work'n Gear stores, all in leased premises ranging from 3,200 square feet to 6,200 square feet, with total space of approximately 230,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five year terms.


         As of January 29, 1994, the Company operated 395 Fayva stores, all in leased premises ranging from 1,645 to 6,800 square feet, with total space of approximately 1,252,000 square feet. The leases run for initial terms of between five and ten years. Approximately one-third are renewable at the option of the Company for terms of five to ten years.

         See "DESCRIPTION OF BUSINESS - Industry Segments, Footwear, Licensed Shoe Department Operations", for information regarding the Company's licenses to operate shoe departments in retail stores of its licensors.

LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings although the Company is engaged in the following significant litigation:

         On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions have been filed by the Company seeking to vacate all or part of the verdict and, subsequent to the entry of judgment, an appeal of certain legal issues is anticipated.

         A complaint was also filed by Susan Maxwell in November, 1992 against Morse alleging infringement of the patent referred to above. The case is currently in the discovery phase, and a trial date has not yet been set. The Company believes that Ms. Maxwell's recovery against Morse, if any, will be less than her recovery against the Company because the number of allegedly infringing pairs of shoes is substantially less than those involved in the Company's case. Further, the Company believes that any recovery may be limited to the number of pairs allegedly infringing the patent during the time period after the confirmation of Morse's Chapter 11 Plan of Reorganization on December 20, 1991.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II


MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "JBAK".

         The following table sets forth the high and low last reported sales prices, as reported by NASDAQ, for the Company's Common Stock for each quarterly period during the years ended January 29, 1994 and January 30, 1993.
The prices set forth below do not include retail mark-ups, mark-downs or commissions.


YEAR ENDED JANUARY 29, 1994                         HIGH              LOW
- - ---------------------------                        -------          -------
First Quarter                                      $22 1/4          $17 1/8
Second Quarter                                      23 3/4           19 5/8
Third Quarter                                       25 3/4           17 3/8
Fourth Quarter                                      19 1/8           16



YEAR ENDED JANUARY 30, 1993                         HIGH              LOW
- - ---------------------------                        -------          -------
First Quarter                                      $15              $12 1/8
Second Quarter                                      15 1/2           10 5/8
Third Quarter                                       17 1/2           13 1/2
Fourth Quarter                                      22 3/4           16 3/4


HOLDERS

         The approximate number of holders of record of the Company's Common Stock as of March 31, 1994 was 535. The Company believes that the actual number of beneficial owners of the Company's Common Stock is substantially greater than the stated number of holders of record, because a portion of the Common Stock outstanding is held in "street name".

DIVIDENDS

         On March 2, 1987, the Board of Directors of the Company adopted a policy of paying quarterly dividends. For each quarter thereafter, the Company has paid a 1 1/2 cents per share dividend.

         The Company's unsecured revolving credit agreement and its senior subordinated notes agreement limit the amount of cash dividends that may be paid to stockholders. For additional information see Note 7 of the Notes to Consolidated Financial Statements.

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the Company are derived from the financial statements that have been audited and reported on by KPMG Peat Marwick, independent certified public accountants, and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent auditors' report thereon appearing elsewhere on Form 10-K. J. Baker has acquired a number of specialty retail businesses in recent years. These acquisitions affect the comparability of the financial information herein. For further discussions of these acquisitions, see "DESCRIPTION OF BUSINESS" and Notes 2, 3 and 5 to the Consolidated Financial Statements.

                                              J. BAKER, INC.
                                   SELECTED CONSOLIDATED FINANCIAL DATA
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEAR ENDED
                                                ---------------------------------------------------------------
                                                   1/29/94       1/30/93      2/01/92      2/02/91     2/03/90
                                                   -------       -------      -------      -------     -------
INCOME STATEMENT DATA:                                                                                (53 WEEKS)
- - ---------------------
Net sales                                         $918,878      $532,256     $493,542     $421,442     $399,230
Cost of sales                                      516,855       313,703      291,945      254,699      238,877
                                                  --------      --------     --------     --------     --------
     Gross profit                                  402,023       218,553      201,597      166,743      160,353
Selling, administrative and
  general expenses                                 336,283       174,658      165,711      134,049      123,545
Depreciation and amortization                       21,874        14,688       12,709       11,114        7,978
                                                  --------      --------     --------     --------     --------
     Operating income                               43,866        29,207       23,177       21,580       28,830
Interest income                                        704            80           73          132          165
Interest expense                                    (8,146)       (8,211)     (10,352)     (10,405)      (8,930)
                                                  --------      --------     --------     --------     --------
     Earnings before taxes and
         extraordinary item                         36,424        21,076       12,898       11,307       20,065
Taxes on earnings                                   13,113         7,798        4,874        3,916        6,916
                                                  --------      --------     --------     --------     --------
     Earnings before extraordinary item             23,311        13,278        8,024        7,391       13,149
Extraordinary item, net of income tax benefit            -        (2,444)           -            -            -
                                                  --------      --------     --------     --------     --------
     Net earnings                                 $ 23,311      $ 10,834     $  8,024     $  7,391     $ 13,149
                                                  ========      ========     ========     ========     ========

Earnings per common share:

Primary:
     Earnings before extraordinary item           $   1.70      $   1.25     $    .78     $    .73     $   1.46
     Extraordinary item                                  -          (.23)           -            -            -
                                                  --------      --------     --------     --------     --------
                                                  $   1.70      $   1.02     $    .78     $    .73     $   1.46
                                                  ========      ========     ========     ========     ========
Fully diluted:
     Earnings before extraordinary item           $   1.45      $   1.11     $    .78     $    .73     $   1.46
     Extraordinary item                                  -          (.18)           -            -            -
                                                  --------      --------     --------     --------     --------
                                                  $   1.45      $    .93     $    .78     $    .73     $   1.46
                                                  ========      ========     ========     ========     ========



                                                                              AS AT
                                                 -------------------------------------------------------------
                                                   1/29/94       1/30/93      2/01/92      2/02/91     2/03/90
                                                   -------       -------      -------      -------     -------
BALANCE SHEET DATA:
- - ------------------
Working capital                                   $187,095      $138,385     $ 99,110     $109,582     $ 73,090
Total assets                                       502,496       431,798      296,704      284,926      237,281
Long-term debt and obligations under
     capital leases                                154,665        95,864       79,515       97,544       58,395
Stockholders' equity                               200,086       172,610      105,012       92,210       85,249
                                                  ========      ========     ========     ========     ========
Cash dividends declared
     per common share                             $    .06      $    .06     $    .06     $    .06     $    .06
                                                  ========      ========     ========     ========     ========


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

         All references herein to fiscal 1994, fiscal 1993 and fiscal 1992 relate to the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively. To the extent that the Company may have incurred increased costs resulting from inflation, the Company believes that it has been able to offset these costs through higher revenues. Accordingly, the Company believes that inflation has had no significant impact on the operations of the Company.

Results of Operations

                         FISCAL 1994 VERSUS FISCAL 1993

         In fiscal 1994, net sales increased by $386.6 million or 72.6% over net sales in fiscal 1993. This increase was primarily attributable to the acquisition of Morse Shoe, Inc. on January 30, 1993, which included the addition of 493 licensed shoe departments (501 at January 29, 1994) and 425 Fayva shoe stores (395 at January 29, 1994), and the acquisition of Shoe Corporation of America, Inc. on November 19, 1993, which included the addition of 158 licensed departments (188 at January 29, 1994). Fiscal 1994 sales in the Morse and SCOA footwear operations were $352.5 million and $10.0 million, respectively. Sales in the remainder of the Company's footwear operations decreased by $7.8 million as a result of a decrease in the average number of retail locations operated during the period, partially offset by an increase in wholesale footwear sales and a 0.1% increase in comparable retail footwear store sales. (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes stores which were open in corresponding weeks of the two comparison periods.) Sales in the Company's specialty apparel operations increased by $32.0 million as a result of an increase of 54 in the number of Casual Male Big & Tall stores and Work'n Gear stores in operation at the end of fiscal 1994 over fiscal 1993, and a 3.8% increase in comparable specialty apparel store sales. (Comparable specialty apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work'n Gear stores which were open in corresponding weeks of the two comparison periods.)

         Cost of sales constituted 56.2% of sales in fiscal 1994 as compared to 58.9% in fiscal 1993. This decrease was attributable primarily to a relative increase in sales in divisions which have lower costs of sales. Cost of sales in the Company's footwear operations was 57.5% of sales in fiscal 1994 as compared to 61.7% of sales in fiscal 1993. The decrease in such percentage was primarily attributable to a lower cost of sales in the newly acquired Fayva shoe store division as compared to the Company's other shoe divisions, coupled with an increase in initial markup on merchandise purchases and a decrease in markdowns as a percentage of sales. Cost of sales in the Company's apparel operations was 51.3% of sales in fiscal 1994 as compared to 52.1% of sales in fiscal 1993. An increase in markdowns as a percentage of sales in apparel operations was offset by an increase in initial markup on merchandise purchases.

         Selling, administrative and general expenses increased $161.6 million or 92.5% over fiscal 1993, primarily as a result of the acquisition of Morse Shoe, Inc. on January 30, 1993. As a percentage of sales, selling, administrative and general expenses were 36.6% in fiscal 1994 as compared to 32.8% in fiscal 1993. This percentage increase was primarily due to a relative increase in sales in apparel and shoe stores, which have higher selling, administrative and general expenses as compared to licensed shoe department and wholesale sales. Selling, administrative and general expenses in the Company's footwear operations were 36.6% as compared to 32.1% of sales in fiscal 1993. The increase in such percentage was primarily due to a relative increase in sales in the Company's shoe stores (primarily from the newly acquired Fayva shoe store division) versus sales in the Company's licensed/wholesale departments. Selling, administrative and general expenses in the Company's apparel operations were 36.6% of sales in fiscal 1994 as compared to 34.5% of sales in fiscal 1993. The increase in such percentage is primarily due to an increase in store level expenses. In the above analyses of selling, administrative and general expenses in the Company's footwear and apparel operations, fiscal 1993 percentage to sales figures in each of the footwear and apparel segments were restated to allocate corporate overhead consistent with the allocation method used in fiscal 1994.

         Depreciation and amortization expense increased by $7.2 million in fiscal 1994 over fiscal 1993 due to an increase in depreciable and amortizable assets.

         As a result of the above described effects, the Company's operating income increased 50.2% to $43.9 million from $29.2 million in fiscal 1993. As a percentage of sales, operating income was 4.8% in fiscal 1994 as compared to 5.5% in fiscal 1993.

         Net interest expense was $7.4 million in fiscal 1994 as compared to $8.1 million in fiscal 1993. The Company had higher average levels of borrowings in fiscal 1994 as compared to fiscal 1993. The interest expense attributable to the higher levels of borrowings was offset by lower interest rates on the borrowings and higher interest income, principally earned on the $8.7 million, 6.0% note receivable due from Ames, which was issued in December, 1992.

         Taxes on earnings for fiscal 1994 were $13.1 million, yielding an effective tax rate of 36.0%, as compared to taxes on earnings before extraordinary item of $7.8 million, yielding an effective rate of 37.0% in fiscal 1993.

         Net earnings for fiscal 1994 were $23.3 million as compared to earnings before extraordinary item of $13.3 million in fiscal 1993, an increase of 75.6%.

         The Company does not provide post-retirement benefits other than pensions as defined under SFAS #106.

                         FISCAL 1993 VERSUS FISCAL 1992

         In fiscal 1993, net sales increased by $38.7 million or 7.8% over net sales in fiscal 1992. This increase was attributable to an increase of $45.6 million in sales in the Company's specialty apparel operations, partially offset by a decrease of $6.9 million in sales in the Company's footwear operations. The increase in sales in the specialty apparel operations was primarily attributable to having the Work 'n Gear (formerly WearGuard) chain, which was acquired on September 25, 1991, open for the entire year in fiscal 1993, an increase of 43 in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation at the end of fiscal 1993 over fiscal 1992, and a 13.9% increase in comparable specialty apparel store sales. The decrease in sales in the Company's footwear operations was primarily due to a decrease in the average number of retail licensed shoe department locations operated during the period. This decrease was partially offset by a 3.4% increase in comparable retail footwear store sales and an increase in wholesale footwear sales.

         Cost of sales constituted 58.9% of sales in fiscal 1993 as compared to 59.2% in fiscal 1992. This decrease was attributable primarily to an increase in apparel sales which have a lower cost of sales as compared to footwear sales, partially offset by an increase in markdowns. The cost of sales for the footwear and apparel operations was 61.7% and 52.1% in fiscal 1993 as compared to 61.3% and 51.5% in fiscal 1992, respectively. The increase in cost of sales in the footwear and apparel divisions is primarily attributable to an increase in markdowns as a percentage of sales. In the apparel operations, cost of sales also increased as a result of a relative increase in Work'n Gear sales, which have a higher cost of sales than Casual Male Big & Tall sales.

         Selling, administrative and general expenses increased $8.9 million or 5.4% over fiscal 1992. The increase was primarily due to the newly acquired specialty apparel operations. As a percentage of sales, selling, administrative and general expenses were 32.8% in fiscal 1993 as compared to 33.6% in fiscal 1992. The decrease in such percentage was primarily due to a comparable retail store sales increase which caused fixed selling, administrative and general expenses to be a lower percentage of sales as compared to the prior year. As a percentage of sales, selling, administrative and general expenses were 32.9% and 32.7% in fiscal 1993 as compared to 32.9% and 35.9% in fiscal 1992 for the footwear and apparel operations, respectively. As a result of Ames' October 30, 1992 announced closing of 60 stores after Christmas 1992, the selling, administrative and general expenses for fiscal 1993 include a charge of approximately $3.5 million arising from the write-down of the carrying value of deferred lease acquisition costs related to the Ames license agreement. During fiscal 1993, the Company reduced selling, administrative and general expenses by approximately $3.5 million arising from the release of rights of software technology which J. Baker had previously developed for use in its operations.

         Depreciation and amortization expense increased by $2.0 million in fiscal 1993 over fiscal 1992 due to an increase in depreciable and amortizable assets.

         As a result of the above described effects, the Company's operating income increased 26.0% to $29.2 million from $23.2 million in fiscal 1992. As a percentage of sales, operating income was 5.5% in fiscal 1993 as compared to 4.7% in fiscal 1992.

         Net interest expense was $8.1 million in fiscal 1993 as compared to $10.3 million in fiscal 1992. The Company had higher average levels of borrowings in fiscal 1993 as compared to fiscal 1992. The interest expense attributable to the higher levels of borrowings was offset by lower interest rates on the borrowings. In June 1992, the Company issued $70 million of 7% convertible subordinated notes due 2002 and retired the $20 million outstanding principal amount of its 10.53% senior notes, $27.5 million principal amount of its 11.21% senior subordinated notes, and a portion of the outstanding bank indebtedness under its revolving credit facility. As a result of this transaction, interest expense was reduced by approximately $1.0 million for fiscal 1993. The Company estimates that its annual interest expense will be reduced by approximately $1.6 million as a result of this transaction.

         Taxes on earnings before extraordinary item for fiscal 1993 were $7.8 million, yielding an effective tax rate of 37.0%, as compared to taxes of $4.9 million, yielding an effective rate of 37.8% in fiscal 1992. The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as of February 2, 1992. The impact of adopting Statement 109 was not material and accordingly, there is no cumulative effect of a change in accounting method presented in the consolidated statement of earnings for fiscal 1993.

         Earnings before extraordinary item for fiscal 1993 were $13.3 million as compared to earnings of $8.0 million in fiscal 1992, an increase of 65.5%.

Financial Condition
                    JANUARY 29, 1994 VERSUS JANUARY 30, 1993

         Merchandise inventories at January 29, 1994 were higher than at January 30, 1993 primarily due to an increase in merchandise inventory in the Morse footwear operations. At January 30, 1993, Morse's merchandise inventory levels were unusually low due to buying limitations caused by its pre-acquisition financial condition and to purchase accounting adjustments to record inventory at net realizable value. The increase is also due to the newly acquired SCOA footwear operations and an increase in the number of Parade of Shoes, Casual Male Big & Tall and Work'n Gear locations in operation at the end of the fiscal 1994 over fiscal 1993, partially offset by a decrease in the number of licensed departments (excluding SCOA) and Fayva stores in operation during the period.

         The increase in property, plant and equipment principally consists of $10.0 million in fixed assets added as a result of the SCOA acquisition. In addition, increases in fixed assets resulted from the Company incurring capital expenditures of approximately $24.1 million in fiscal 1994 primarily for the opening of new stores and the renovation of existing units.

         The ratios of accounts payable to merchandise inventory were 38.9% and 47.1% at January 29, 1994 and January 30, 1993, respectively. This decrease is primarily a result of the Company's decision to reduce the average financing terms of its foreign purchases, coupled with a return to normal merchandise inventory levels at January 29, 1994 for the Morse footwear operations from an unusually low level at January 30, 1993.

         Accrued expenses at January 29, 1994 decreased to $24.1 million from $29.8 million at January 30, 1993, primarily due to the payment of accruals set up for Morse acquisition-related costs and expenses.

         Other liabilities at January 29, 1994 decreased to $12.8 million from $20.9 million at January 30, 1993, primarily due to certain long-term liabilities becoming current at January 29, 1994. In addition, other liabilities decreased due to a $2.4 million payment to former shareholders of The Casual Male Corporation in satisfaction of the contingent payment obligation under Casual Male's Plan of Reorganization.

         Debt at January 29, 1994 increased to $154.7 million from $95.9 million at January 30, 1993, primarily due to additional borrowings under the Company's revolving line of credit to fund capital expenditures, merchandise inventory needs and costs related to the acquisitions of Morse on January 30, 1993 and SCOA on November 19, 1993.

Liquidity and Capital Resources

         The Company has a $215 million revolving credit facility on an unsecured basis with Shawmut Bank, N.A., The First National Bank of Boston, Fleet Bank of Massachusetts, N.A., Citizens Savings Bank, National Westminster Bank USA, The Yasuda Trust and Banking Company, LTD., Fuji Bank, Limited and Standard Chartered Bank (the "Banks"). The aggregate commitment amount will be reduced by $10 million on each December 29th of 1994 and 1995. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This credit facility became effective on November 19, 1993, replacing a $200 million revolving credit facility, and was established to handle the Company's increased financial needs created by the acquisition of SCOA. This facility expires in June, 1996. As of January 29, 1994, the Company had outstanding obligations under the revolving credit facility of $164.7 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

         In June, 1992 the Company issued $70 million of 7% convertible subordinated notes due 2002. The notes are convertible at a conversion price of $16.125 per share, subject to adjustment in certain events. The Company used the net proceeds to repay all of the $20 million outstanding principal amount of its 10.53% senior term notes, $27.5 million principal amount of its 11.21% senior subordinated notes, and a portion of outstanding bank indebtedness under its unsecured revolving credit facility. In connection with repayment of the senior term notes and senior subordinated notes, the Company paid redemption premiums totalling approximately $2.0 million.

         The Company expects to open approximately 50 Casual Male Big & Tall stores, 50 Parade of Shoes stores and 10 Work'n Gear stores in fiscal 1995.

         The Company believes that amounts available under its revolving credit facility, along with internally generated funds, will be sufficient to meets its current operating and capital requirements under ordinary circumstances through the end of the current fiscal year.

         The Company is currently in negotiation with several department and specialty store chains concerning the operation, by the Company's SCOA subsidiary, of licensed footwear departments in their respective chains. These business opportunities arose as a result of Wohl Shoe Company's January 1994 announcement of its intent to discontinue its licensed footwear operations.
The Company will be able to finance, with its current credit facility, the operations and acquisition costs of inventory and fixtures in the two store chains it has signed agreements with as of the date of this report. The Company expects that it will need, and consequently is negotiating with the Banks, to increase the amount available under the Company's revolving credit facility in order to finance the operations and acquisition costs of the anticipated additional business opportunities created by Wohl Shoe Company's aforementioned announcement.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                   J. BAKER, INC. AND SUBSIDIARIES
                                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:                                                                   PAGE
                                                                                                     ----
         Independent Auditors' Report                                                                 19

         Consolidated balance sheets as of January 29, 1994 and January 30, 1993                      20

         Consolidated statements of earnings for the years ended January 29, 1994,                    21
         January 30, 1993 and February 1, 1992

         Consolidated statements of stockholders' equity for the years ended                          22
         January 29, 1994, January 30, 1993 and February 1, 1992

         Consolidated statements of cash flows for the years ended January 29, 1994,                  23
         January 30, 1993 and February 1, 1992

         Notes to consolidated financial statements                                                   24

All schedules have been omitted as they are inapplicable or not required, or the information has been included in the consolidated financial statements or in the notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
J. Baker, Inc.:


We have audited the accompanying consolidated balance sheets of J. Baker, Inc. and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 29, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Baker, Inc. and subsidiaries at January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 1994 in conformity with generally accepted accounting principles.



                                                    /s/  KPMG Peat Marwick


Boston, Massachusetts
March 11, 1994


                                          J. BAKER, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                       JANUARY 29, 1994 AND JANUARY 30, 1993

       ASSETS                                                                         1994                 1993
                                                                                      ----                 ----
Current assets:
   Cash and cash equivalents                                                     $  3,584,032          $  6,385,467
   Accounts receivable:
       Trade                                                                       27,984,534            25,148,030
       Other                                                                        3,919,156             4,871,725
                                                                                 ------------          ------------
                                                                                   31,903,690            30,019,755
                                                                                 ------------          ------------

   Merchandise inventories                                                        278,220,413           227,244,088
   Prepaid expenses                                                                 6,672,008             5,291,168
   Deferred income taxes                                                            1,664,475             9,821,336
                                                                                 ------------          ------------
             Total current assets                                                 322,044,618           278,761,814
                                                                                 ------------          ------------

Property, plant and equipment, at cost:
   Land and buildings                                                              24,114,820            17,313,600
   Furniture, fixtures and equipment                                               87,993,608            74,762,354
   Leasehold improvements                                                          32,715,145            21,228,496
                                                                                 ------------          ------------
                                                                                  144,823,573           113,304,450
   Less accumulated depreciation and amortization                                  39,256,180            30,179,795
                                                                                 ------------          ------------
             Net property, plant and equipment                                    105,567,393            83,124,655
                                                                                 ------------          ------------

Deferred income taxes                                                               1,210,000                     -
Other assets                                                                       73,674,470            69,911,719
                                                                                 ------------          ------------
                                                                                 $502,496,481          $431,798,188
                                                                                 ============          ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                             $  2,636,300          $  2,530,000
   Accounts payable                                                               108,262,923           106,931,079
   Accrued expenses                                                                24,050,766            29,812,430
   Income taxes payable                                                                     -             1,103,628
                                                                                 ------------          ------------
             Total current liabilities                                            134,949,989           140,377,137
                                                                                 ------------          ------------

Deferred income taxes                                                                       -             2,079,970
Other liabilities                                                                  12,794,652            20,866,336
Long-term debt, net of current portion                                             77,000,000            15,538,600
Senior subordinated debt                                                            7,312,366             7,265,830
Convertible subordinated debt                                                      70,353,000            73,060,000

Stockholders' equity:
   Common stock, par value $.50 per share, authorized 40,000,000 shares,
     13,792,647 shares issued and outstanding in 1994 (13,474,165 in 1993)          6,896,324             6,737,083
   Preferred stock, par value $1.00 per share, authorized 2,000,000 shares
     (none issued and outstanding)                                                          -                     -
   Additional paid-in capital                                                     114,654,417           109,827,161
   Retained earnings                                                               78,535,733            56,046,071
                                                                                 ------------          ------------
             Total stockholders' equity                                           200,086,474           172,610,315
                                                                                 ------------          ------------
                                                                                 $502,496,481          $431,798,188
                                                                                 ============          ============


See accompanying notes to consolidated financial statements.


                                                  J. BAKER, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                            FOR THE YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992

                                                                   1994             1993                1992
                                                                   ----             ----                ----
Net sales                                                      $918,877,733      $532,255,720         $493,542,243

Cost of sales                                                   516,854,748       313,703,053          291,945,409
                                                               ------------      ------------         ------------

     Gross profit                                               402,022,985       218,552,667          201,596,834

Selling, administrative and general expenses                    336,283,342       174,658,273          165,711,095

Depreciation and amortization                                    21,873,610        14,687,737           12,708,790
                                                               ------------      ------------         ------------

     Operating income                                            43,866,033        29,206,657           23,176,949

Interest income                                                     703,778            80,291               72,724

Interest expense                                                 (8,145,769)       (8,211,336)         (10,351,782)
                                                               ------------      ------------         ------------

     Earnings before taxes and extraordinary item                36,424,042        21,075,612           12,897,891

Taxes on earnings                                                13,113,000         7,798,000            4,874,000
                                                               ------------      ------------         ------------

     Earnings before extraordinary item                          23,311,042        13,277,612            8,023,891

Extraordinary item, net of income tax benefit                             -        (2,443,953)                   -
                                                               ------------      ------------         ------------

     Net earnings                                              $ 23,311,042      $ 10,833,659         $  8,023,891
                                                               ============      ============         ============

Earnings per common share:

Primary:
     Earnings before extraordinary item                        $       1.70      $       1.25         $        .78
     Extraordinary item                                                   -              (.23)                   -
                                                               ------------      ------------         ------------
                                                               $       1.70      $       1.02         $        .78
                                                               ============      ============         ============

Fully diluted:
     Earnings before extraordinary item                        $       1.45      $       1.11         $        .78
     Extraordinary item                                                  -               (.18)                   -
                                                               ------------      ------------         ------------
                                                               $       1.45      $        .93         $        .78
                                                               ============      ============         ============

Number of shares used to compute
     earnings per common share:
     Primary                                                     13,674,553        10,655,498           10,345,361
                                                               ============      ============         ============

     Fully diluted                                               18,286,267        13,774,071           10,345,361
                                                               ============      ============         ============


See accompanying notes to consolidated financial statements.

                                          J. BAKER, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992


                                                                           ADDITIONAL                       TOTAL
                                                 COMMON STOCK                PAID-IN        RETAINED     STOCKHOLDERS'
                                            SHARES          AMOUNT           CAPITAL        EARNINGS        EQUITY
                                            ------      ---------------   -------------   ------------  --------------
Balance, February 2, 1991                 10,189,311       $5,094,656       $48,662,456     $38,452,887      $92,209,999


Net income for the year ended
   February 1, 1992                                -                -                 -       8,023,891        8,023,891
Shares issued in connection with
   acquisition of Work 'n Gear Stores        415,723          207,862         5,047,007               -        5,254,869
Exercise of stock options                     21,039           10,519           137,666               -          148,185
Dividends paid ($.06 per share)                    -                -                 -        (624,511)        (624,511)
                                          ----------      -----------      ------------     -----------     ------------

Balance, February 1, 1992                 10,626,073        5,313,037        53,847,129      45,852,267      105,012,433


Net income for the year ended
   January 30, 1993                                -                -                 -      10,833,659       10,833,659
Shares issued in connection with
   acquisition of Morse Shoe, Inc.         2,767,377        1,383,688        55,458,236               -       56,841,924
Exercise of stock options                     80,823           40,412           522,821               -          563,233
Retirement of stock                             (108)             (54)           (1,025)              -           (1,079)
Dividends paid ($.06 per share)                    -                -                 -        (639,855)        (639,855)
                                          ----------      -----------      ------------     -----------     ------------

Balance, January 30, 1993                 13,474,165        6,737,083       109,827,161      56,046,071      172,610,315
                                          ----------      -----------      ------------     -----------     ------------


Net income for the year ended
   January 29, 1994                                -                -                 -      23,311,042       23,311,042
Shares issued in connection with
   acquisition of Shoe Corporation
   of America, Inc.                           51,428           25,714           944,990               -          970,704
Exercise of stock options                    129,232           64,616         1,089,955               -        1,154,571
Shares purchased by former Casual
   Male stockholders                          88,044           44,022         1,793,922               -        1,837,944
Conversion of convertible debt                49,820           24,910           998,392               -        1,023,302
Retirement of stock                              (42)             (21)               (3)              -              (24)
Dividends paid ($.06 per share)                    -                -                 -        (821,380)        (821,380)
                                          ----------      -----------      ------------     -----------     ------------

Balance, January 29, 1994                 13,792,647       $6,896,324      $114,654,417     $78,535,733     $200,086,474
                                          ==========       ==========      ============     ===========     ============





See accompanying notes to consolidated financial statements

                                       J. BAKER, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992

                                                                         1994             1993                1992
                                                                         ----             ----                ----
Cash flows from operating activities:
     Net earnings                                                   $ 23,311,042      $ 10,833,659         $  8,023,891
     Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
         Depreciation and amortization:
            Fixed assets                                              14,161,472         9,363,699            8,813,554
            Deferred charges, intangible assets and
               deferred financing costs                                7,758,674         5,365,311            4,066,060
         Deferred income taxes                                         9,886,000           581,634            2,223,000
         Write-down of other assets                                            -         3,470,355                    -
         Extraordinary item not utilizing cash                                 -         1,734,953                    -
         Change in:
            Accounts receivable                                         (427,878)          685,966           (2,397,730)
            Merchandise inventories                                  (52,930,182)       (8,162,842)          (2,380,033)
            Prepaid expenses                                          (2,109,595)         (489,190)              46,437
            Accounts payable                                          (5,463,796)        5,313,770           19,071,025
            Accrued expenses                                         (12,878,976)          250,119             (602,627)
            Income taxes payable                                      (1,796,559)        1,235,562             (257,910)
            Other liabilities                                         (7,451,093)          (44,369)             (10,336)
                                                                    ------------      ------------         ------------
               Net cash provided by (used in)
                 operating activities                                (27,940,891)       30,138,627           36,595,331
                                                                    ------------      ------------         ------------

Cash flows from investing activities:
     Capital expenditures for:
         Furniture and fixtures                                      (24,115,405)      (11,197,966)          (5,475,494)
         Other assets                                                 (2,480,695)       (7,782,742)         (12,781,632)
     Net cash paid in acquisition of Shoe Corp. of America            (2,698,507)                -                    -
     Net cash paid in acquisition of Casual Male                               -          (300,000)          (1,070,825)
     Additional amount paid in connection with
         acquisition of Work 'n Gear stores                                    -          (230,987)                   -
     Net cash acquired in acquisition of Morse Shoe, Inc.                      -         1,596,487                    -
                                                                    ------------      ------------         ------------
               Net cash used in investing activities                 (29,294,607)      (17,915,208)         (19,327,951)
                                                                    ------------      ------------         ------------

Cash flows from financing activities:
     Proceeds from issuance of convertible subordinated debt                   -        70,000,000                    -
     Repayment of senior debt                                                  -       (25,000,000)                   -
     Repayment of senior subordinated debt                                     -       (27,500,000)                   -
     Proceeds from (repayment of) other long term debt                52,262,950       (25,800,000)         (20,200,000)
     Proceeds from issuance of common stock, net of retirements        2,992,493           562,154              148,186
     Payment of dividends                                               (821,380)         (639,855)            (624,511)
                                                                    ------------      ------------         ------------
               Net cash provided by (used in)
                 financing activities                                 54,434,063        (8,377,701)         (20,676,325)
                                                                    ------------      ------------         ------------

Net increase (decrease) in cash and cash equivalents                  (2,801,435)        3,845,718           (3,408,945)

Cash and cash equivalents at beginning of year                         6,385,467         2,539,749            5,948,694
                                                                    ------------      ------------         ------------

Cash and cash equivalents at end of year                            $  3,584,032      $  6,385,467         $  2,539,749
                                                                    ============      ============         ============

See accompanying notes to consolidated financial statements

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            JANUARY 29, 1994, JANUARY 30, 1993 AND FEBRUARY 1, 1992

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year
   The Company follows a 52 - 53 week fiscal year ending on the Saturday nearest January 31.

Fair Value of Financial Instruments
   The carrying amount of cash, cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company's long-term instruments is estimated based on market values for similar instruments.
   At January 29, 1994, the difference between the carrying value of long-term instruments and their estimated fair value is not material.

Cash and Cash Equivalents
   Cash equivalents consist of highly liquid instruments with maturities of three months or less and are stated at cost which approximates market. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable.

Merchandise Inventories
   Merchandise inventories, which consist entirely of finished goods, are valued at the lower of cost or market, principally by the retail inventory method.



Depreciation and Amortization of Property, Plant and Equipment
   Depreciation and amortization of the Company's property, plant an equipment are provided on the straight-line method over the following periods:

             Furniture and fixtures                      7 years
             Machinery and equipment                     7 years
             Leasehold improvements                     10 years
             Building, building improvements and
               land improvements                        40 years

   Maintenance and repairs are charged to expense as incurred. Major renewals or replacements are capitalized. When properties are retired or otherwise disposed of, the asset and related reserve account are relieved and the resulting gain or loss, if any, is credited or charged to earnings.

Earnings Per Common Share
   Earnings per common share of the Company is based on the weighted average number of shares of common stock outstanding during the applicable period. Primary earnings per share is based on the weighted average number of shares of common stock outstanding during such period. Stock options and warrants are excluded from the calculation since they have less than a 3% dilutive effect.

   Fully diluted earnings per share for the periods ended January 29, 1994 and January 30, 1993 is based on the weighted average number of shares of common stock outstanding during such periods. Included in this calculation is the dilutive effect of common stock issuable under the 7% convertible subordinated notes due 2002, stock options and warrants.

Revenue Recognition
   The Company recognizes revenue at the time of sale in its retail stores and at the time of shipment in its wholesale division.

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
   Commencing on February 2, 1992, deferred taxes are provided for using the asset and liability method for temporary differences between financial and tax reporting.

(2)      ACQUISITION OF SHOE CORPORATION OF AMERICA, INC.

On November 19, 1993, the Company acquired 83% of the outstanding common stock and all of the outstanding preferred stock of Tishkoff Enterprises, Inc. of Columbus, Ohio ("TEI"), an operator of full-service, semi-service and self-service licensed shoe departments in department stores, specialty stores and discount stores. The 83% interest in the outstanding common stock was acquired from certain TEI stockholders in exchange for 68,197 shares of the Company's common stock (16,769 of which shares are being withheld from TEI stockholders for up to two years and are available as a set-off to satisfy any claims of the Company for indemnification that may arise) and the right to receive payments equal in the aggregate to 8.3% of the consolidated pre-tax earnings of TEI over a six year period commencing January 29, 1994, with a maximum aggregate payment of $4,980,000. The acquisition of all of the outstanding preferred stock of TEI was made for a payment of $650,000 in cash. On December 13, 1993, the stockholders of TEI approved the merger of JBAK Acquisition Corp., an Ohio corporation and a wholly owned subsidiary of the Company, with and into TEI
(the "Merger") and TEI became a wholly owned subsidiary of the Company. In connection with the Merger, the Company paid cash consideration to the remaining TEI stockholders in the amount of $442,000, in payment for the remaining 17% interest in TEI common stock. Subsequent to the Merger, the corporate name of TEI was changed to Shoe Corporation of America, Inc. ("SCOA").

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of SCOA are included in the consolidated statements of earnings since the date of acquisition. The purchase price of $3,822,000, which includes $500,000 of direct costs associated with the Merger, was allocated to the assets and liabilities of SCOA based on their respective fair values at November 19, 1993, as set forth below:

    Total purchase price                                                       $3,822,000
    Less:
       Book value of SCOA at November 19, 1993               $ (914,000)
       Adjustments to reflect fair value of net assets:
             Merchandise inventories                         (3,500,000)
             Property, plant and equipment                    7,760,000
             Deferred income taxes                              800,000
             Other assets                                      (245,000)
             Other liabilities                               (1,037,000)       (2,864,000)
                                                             ----------        ----------

       Excess of cost over net assets acquired                                 $  958,000
                                                                               ==========

The excess of cost over net assets acquired is included in other assets and is being amortized on a straight line basis over twenty years.

For the period from November 20, 1993 through January 29, 1994, SCOA generated sales of $10 million. At January 29, 1994, SCOA operated 188 licensed footwear departments.

(3)      ACQUISITION OF MORSE SHOE, INC.

On January 30, 1993, Morse Acquisition, Inc., a wholly-owned subsidiary of the Company ("Acquisition"), merged with and into Morse Shoe, Inc. ("Morse") pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of October 22, 1992 (the "Merger Agreement") by and

                       J. BAKER, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


among the Company, Acquisition and Morse, whereby Morse became a wholly-owned subsidiary of the Company. Pursuant to the acquisition of Morse, each share of Morse common stock was exchanged for .17091 of a share of J. Baker common stock. In connection with the acquisition, approximately 2,767,377 shares of


J. Baker common stock were issuable to Morse stockholders, including holders of approximately $47 million, or 94%, of Morse convertible debentures which had been converted into Morse common stock prior to January 30, 1993. During the year ended January 29, 1994, holders of an additional $2.7 million of Morse convertible debentures converted their debt into 49,820 shares of J. Baker common stock. Approximately 6,500 additional shares of J. Baker common stock are reserved for future issuance upon conversions of the remaining outstanding Morse convertible debentures.

As of January 29, 1994, the Company operated 501 licensed shoe departments and 395 Fayva shoe stores in its Morse subsidiary.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the consolidated statements of earnings since the date of acquisition. At January 30, 1993, the purchase price of $58,942,000, which includes $2,100,000 of direct costs associated with the acquisition, was allocated to the assets and liabilities of Morse based on their respective fair values. During the current fiscal year, the Company completed its analysis of the allocation of the purchase price and adjusted downward the preliminary estimate of the fair value of the acquired net assets by $6,500,000 as follows:

    Adjustments to reflect fair value of net assets:
             Merchandise inventories                                      $(9,309,000)
             Accrued expenses                                              (4,300,000)
             Deferred income taxes                                          4,220,000
             Other assets                                                   2,389,000
             Other liabilities                                                500,000
                                                                          -----------

    Excess of cost over net assets acquired                               $(6,500,000)
                                                                          ===========

As a result, the excess of cost over net assets acquired is included in Other Assets and is being amortized on a straight line basis over twenty years.

Morse has filed a breach of contract lawsuit against a former wholesale customer. There can be no assurance of what amount the Company will realize as a result of this lawsuit.

The following unaudited pro forma operating results assume the Morse acquisition occurred as of the beginning of the respective years presented after giving effect to certain pro forma adjustments. In addition, for comparability purposes, the pro forma operating results for the years ended
January 30, 1993 and February 1, 1992 exclude Morse's reorganization costs.

                                                YEAR ENDED                  YEAR ENDED
                                               JANUARY 30, 1993       FEBRUARY 1, 1992
    -----------------------------------------------------------       ----------------
    Net sales                                  $894,723,000               $892,664,000
    Operating income                             42,031,000                 35,193,000
    Earnings before extraordinary item           19,852,000                 12,721,000
    Net earnings                                 17,408,000                 12,721,000
    Earnings per common share:
        Primary:
          Earnings before extraordinary item          $1.48                      $0.97
          Net earnings                                $1.30                      $0.97

        Fully diluted:
          Earnings before extraordinary item          $1.32                      $0.97
          Net earnings                                $1.17                      $0.97

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

(4)      BANKRUPTCY FILING OF LICENSORS

On April 26, 1990, Ames Department Stores, Inc., and related entities ("Ames"), a significant licensor of the Company (see Notes 6 and 13), filed for protection under Chapter 11 of the United States Bankruptcy Code. On December 18, 1992, the Company and Ames executed Amendment No. 2 to the Ames license agreement and the Company and Ames executed a certain Stipulation which was filed with the United States Bankruptcy Court for the Southern District of New York and approved on January 6, 1993, the consummation date of Ames' Plan of Reorganization. The Stipulation provided that the license agreement between Ames and the Company shall be modified and amended and the license agreement assumed by Ames. Further, pursuant to the Stipulation, the Company settled its $13.7 million pre-petition claim with Ames and, in return, the Company received $5 million in cash and a promissory note issued by Ames in the amount of $8.7 million bearing interest at the rate of 6.0% per annum and having a final maturity on February 1, 1998, subject to repayment in the amounts and on the dates set forth in such promissory note. The Stipulation further provided for a mortgage lien on and security interest in the real property and buildings in Rocky Hill, Connecticut comprising the executive offices of Ames, which mortgage lien and security interest shall be used as security in repayment of the promissory note, and which shall be senior to all other liens and security interests except those granted in favor of certain banks under a credit agreement with such banks.

Carried on the balance sheet at January 29, 1994 in Other Assets (see Note 6) are deferred lease acquisition costs of $22.2 million attributable to the Ames license agreement, which expires in 2009, subject to earlier termination upon failure to meet certain operating requirements. This balance reflects a non-cash write-down during the third quarter of fiscal 1993 resulting in a pre-tax charge to earnings of approximately $3.5 million as a result of Ames' October 30, 1992 announcement to close 60 additional stores. The Company intends to continue to amortize the deferred lease acquisition costs of the Ames license agreement over the remaining term of the license agreement, since the Company believes, based on its assessment of the likelihood and level of ongoing business with Ames, that the value of the license agreement supports the historical carrying cost at January 29, 1994. Any closing by Ames of additional stores will likely reduce the value of the Ames license agreement to a level below the current carrying value of the deferred lease acquisition costs. This would result in a further non-cash write-down of the asset, which would be reflected in the Company's earnings. The amount of the write-down would depend on the Company's historical sales volume in the closed stores.

On July 8, 1993, July 19, 1993 and September 6, 1993 Fishers Big Wheel Department Stores ("Fishers"), Jamesway Corporation ("Jamesway") and Rose's Stores, Inc. ("Rose's"), respectively, licensors of the Company, filed for protection under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filings, the Company had outstanding accounts receivable of $6.0 million in the aggregate due from Fishers, Jamesway and Rose's. At January 29, 1994, carried on the balance sheet in Other Assets are deferred lease acquisition costs of $3.1 million attributable to the Rose's license agreement. The Company intends to continue to amortize the deferred lease acquisition costs of the Rose's license agreement through the license termination date of July 30, 1997, since the Company believes, based on its assessment of the likelihood and level of ongoing business with Rose's, that the value of the license agreement supports the historical carrying cost at January 29, 1994. Jamesway and Rose's have announced that they will close approximately 113 stores during the first half of fiscal 1995. On January 5, 1994, Fishers received bankruptcy court approval to conduct liquidation sales in all 54 of its stores and

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to cease business operations at the completion of the liquidation sales. The Company does not expect these filings under the Bankruptcy Code, or the aforementioned store closings, to have a material adverse effect on future earnings. Combined sales in Jamesway and Rose's totaled $77.0 million for the year ended January 29, 1994. Sales in Fishers for the year ended January 29, 1994 were $15.6 million.

Under bankruptcy law, each licensor has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. If the license agreement is assumed, the licensor must cure all defaults under the agreement and the Company is entitled to collect in full the outstanding past due receivable. Since the respective commencement dates of the Jamesway and Rose's Chapter 11 cases, the Company has continued to operate as licensee and has been paid the amounts due to it from such operations. The Company has no assurance that either agreement will be assumed or that Jamesway or Rose's will continue in business. Although the Company believes that rejection of either license agreement or cessation of Jamesway's or Rose's business is not probable, in the event that either agreement is rejected, the Company believes that it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of Jamesway and/or Rose's related assets, will be based on the facts and circumstances at such time.

(5)      ACQUISITIONS OF APPAREL BUSINESSES

The Casual Male
On February 2, 1991, the Company acquired Casual Male pursuant to Casual
Male's Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code. At January 29, 1994, Casual Male operated 254 Big & Tall men's specialty stores located predominantly in the eastern half of the United States.

Former Casual Male stockholders who elected to receive a contingent payment right in lieu of $.25 per common share, up to a maximum of $1,000 per stockholder, were entitled to receive a percentage of the net earnings of Casual Male for the seven year period ending January 30, 1998, with a maximum aggregate payment of $5.0 million (the "Contingent Payment"). On April 12, 1993 the Contingent Payment Agreement was amended to provide that participants in the Contingent Payment would instead receive an aggregate of $2.4 million immediately in satisfaction of the obligation of the Company to make the Contingent Payment. The excess of net assets over the cost of the acquired business has been reduced by the $2.4 million Contingent Payment, and the balance is being amortized on a straight line basis over fifteen years.

Work'n Gear Stores
On September 25, 1991, the Company purchased from WearGuard Corporation approximately $5.3 million in assets for 415,723 shares of the Company's common stock. During the fiscal year ended January 30, 1993, pursuant to the terms of the transaction, the Company was required to pay additional cash consideration of $230,987 to WearGuard Corporation as the amount by which the average price at which WearGuard Corporation sold its acquired shares during a 90 day period ended February 25, 1992 was less than $12.64 per share. The acquired assets consisted primarily of the inventory and fixed assets of WearGuard's then existing 29 retail stores. The Company also assumed the leases to the 29 retail stores and acquired a license to operate retail stores under the WearGuard name.

On December 2, 1992, the Company received a notice of termination from WearGuard terminating the License and Supply Agreement dated as of September 25, 1991 by and between WGS Corporation (a wholly owned subsidiary of the Company) and WearGuard. Following the termination of this License and Supply Agreement, the Company's then 38 WearGuard stores changed their name to Work'n Gear stores. Subsequently, in August, 1993, the Company executed a new supply agreement with WearGuard, but continues to use the Work'n Gear name for its stores.

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Located in eleven states throughout the northeastern United States, the Work'n Gear stores specialize in providing utility workwear, uniforms and personalized work clothes. At January 29, 1994, the Company operated 52 Work'n Gear stores.




(6)      OTHER ASSETS

Other assets at January 29, 1994 and January 30, 1993 were comprised of:
                                                               1994             1993
                                                               ----             ----
Deferred lease acquisition costs                           $ 42,976,198    $ 42,759,610
Systems development costs                                    20,847,605      20,847,605
Notes receivable                                              9,546,000       8,700,000
Excess of cost over net assets acquired                       7,457,561               -
Restricted cash                                               3,455,357       3,646,900
Leasehold interests                                           1,255,000       1,255,000
Cash surrender value of officers' life insurance, net           474,128         579,208
Other intangible assets and deferred charges                  8,790,493       5,726,387
                                                           ------------    ------------
                                                             94,802,342      83,514,710
Less accumulated amortization                                21,127,872      13,602,991
                                                           ------------    ------------
                                                           $ 73,674,470    $ 69,911,719
                                                           ============    ============

Deferred lease acquisition costs consist primarily of payments made in connection with the acquisition of license agreements and are being amortized over the terms of the respective license agreements (see Note 4). Systems development costs are being amortized on a straight line basis over eight years. The notes receivable consists of an $8.7 million, 6.0% note from Ames maturing on February 1, 1998 (see Note 4), and an $846,000, 10.25% note maturing on September 30, 2003. The excess of cost over net assets acquired is a result of the acquisitions of Morse (see Note 3) and SCOA (see Note 2) and is being amortized over twenty years. Restricted cash represents amounts held in a trust account for the benefit of current and future Trade Note holders (see
Note 7). The leasehold interests are being amortized over the terms of the related leases. Other intangible assets and deferred charges consist primarily of costs incurred for store openings and the issuance of debt and are being amortized over periods of three to ten years.

During fiscal 1993, the Company released rights of software technology which the Company had previously developed for use in its operations, reducing selling, administrative and general expenses by $3.5 million.

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)    DEBT

Long-Term Debt
Long-term debt at January 29, 1994 and January 30, 1993 was comprised of:
                                                           1994            1993
                                                           ----            ----
Loans under revolving credit facility                   $77,000,000     $12,975,600
Trade notes                                               2,636,300       5,093,000
                                                        -----------     -----------
                                                         79,636,300      18,068,600
Less current portion                                      2,636,300       2,530,000
                                                        -----------     -----------
                                                        $77,000,000     $15,538,600
                                                        ===========     ===========

The Company has a $215 million revolving credit facility on an secured basis with Shawmut Bank, N.A., The First National Bank of Boston, Fleet Bank of Massachusetts, N.A., Citizens Savings Bank, National Westminster Bank USA, The Yasuda Trust and Banking Company, LTD., Fuji Bank, Limited and Standard Chartered Bank (the "Banks"). The aggregate commitment amount will be reduced by $10 million on each December 29th of 1994 and 1995. Borrowings under the revolving credit facility can, at the discretion of the Company, be in the form of any combination of loans, bankers' acceptances and letters of credit. Loans under the revolving credit facility bear interest, at the Company's discretion, at Shawmut Bank, N.A.'s corporate base rate plus one-half percent (6.5% at January 29, 1994) or at the London Interbank Offered Rate (LIBOR) plus three percent. This facility expires in June, 1996. At January 29, 1994, the Company had $50.3 million available for borrowing under this facility.

The trade notes represent Series B and C Trade Notes issued by Morse to unsecured pre-petition trade creditors of Morse. Series B Trade Notes matured on January 3, 1994. Series C Trade Notes mature beginning in 1994. The Company is disputing certain unsecured pre-petition trade claims filed and estimates that its liability with respect to such disputed claims will not exceed $2.6 million. Such amount is included in accrued expenses and other liabilities in the consolidated balance sheets. The Company has deposited cash in a restricted bank account controlled by the Trade Note trustee (see Note 6). When disputed claims are settled, the restricted cash will be used to pay amounts due pursuant to Morse's Plan of Reorganization.

Senior Subordinated Debt
In June 1989, the Company issued $35 million of senior subordinated notes with detachable warrants which enable the holders to purchase 600,000 shares of the Company's common stock at a price of $20 per share, subject to adjustments. At January 29, 1994, the detachable warrants enable holders to purchase approximately 640,000 shares at $18.80 per share. Subject to certain conditions, the Company may repurchase all, but not less than all, of the outstanding warrants for 150% of the then per share warrant exercise price.
The amount of the senior subordinated notes of $7,312,366 at January 29, 1994 ($7,265,830 at January 30, 1993) are presented net of $187,634 ($234,170 at
January 30, 1993), which reflects the unaccreted portion of the $1,710,000 value originally assigned to the detachable warrants. The value of the warrants was recorded as additional paid-in capital and is being accreted using the effective interest method. The senior subordinated debt was reduced by $27.5 million in June 1992 with proceeds from the $70 million 7% convertible subordinated notes referred to below. The senior subordinated notes are due in installments of $1.5 million per year beginning in May 1995 with a final payment in May 1999. Interest, at 11.21%, is payable semiannually.

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Subordinated Debt

Convertible subordinated debt at January 29, 1994 and January 30, 1993 was comprised of:
                                                                           1994         1993
                                                                           ----         ----
                          7% convertible subordinated notes            $70,000,000  $70,000,000
                          Convertible debentures                           353,000    3,060,000
                                                                       -----------  -----------
                                                                       $70,353,000  $73,060,000
                                                                       ===========  ===========

In June 1992, the Company issued $70 million of 7% convertible subordinated notes due 2002. The notes are convertible into common stock at a conversion price of $16.125 per share, subject to adjustment in certain events. The Company used the net proceeds to repay all of the $20 million outstanding principal amount of its senior term notes, $27.5 million principal amount of its senior subordinated notes, and a portion of outstanding bank indebtedness under its unsecured revolving credit facility. As a result of the early payment of the senior notes and the senior subordinated notes, the Company had an extraordinary charge against earnings of $2,444,000, net of income tax benefits of $1,262,000, in the fiscal year ended January 30, 1993. This charge reflects the write-off of the unaccreted portion of the value assigned to certain detachable warrants issued in connection with the senior subordinated notes, the write-off of deferred debt issuance costs and the payment of redemption premiums.

Prior to the acquisition of Morse, 94% of the Morse convertible debentures converted into Morse common stock. During the year ended January 29, 1994, holders of $2.7 million of additional Morse convertible debentures converted their debt into 49,820 shares of J. Baker common stock. The remaining balance of $353,000 convertible debentures accrue no interest until January 15, 1997, at which time the rate will be 8%, and no principal will be payable until January 15, 2002. The debt is subject, under certain circumstances, to mandatory conversion. Approximately 6,500 shares of J. Baker common stock are reserved for any future conversions of the remaining Morse convertible debentures.

The Company's revolving credit facility and senior subordinated notes contain various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends and the maintenance of specified financial ratios, minimum levels of working capital and other financial criteria. At January 29, 1994, the Company was in compliance with such covenants.

The Company is restricted, under various debt agreements, from paying cash dividends unless tangible net worth exceeds certain required levels. As defined by the most restrictive of those agreements, minimum tangible net worth, as so defined, was $187 million at January 29, 1994. At January 29, 1994, the Company's tangible net worth, as so defined, was approximately $217 million.

Scheduled principal repayments of long-term debt, senior subordinated notes and convertible subordinated debt for the next five fiscal years and thereafter are as follows:

  FISCAL YEAR
ENDING JANUARY
- - --------------
1995                               $2,636,300
1996                                1,500,000
1997                               78,500,000
1998                                1,500,000
1999                                1,500,000
Thereafter                         71,853,000

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      TAXES ON EARNINGS

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 a change from the deferred method of accounting for income taxes.
Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted Statement 109 as of February 2, 1992. The impact of adopting Statement 109 was not material, and accordingly, there is no cumulative effect of a change in accounting method presented in the consolidated statement of earnings for the year ended January 30, 1993.

Total income tax expense (benefit) for the years ended January 9, 1994, January
30, 1993 and February 1, 1992 was allocated as follows:
                                            1994             1993             1992
                                           ------           ------           ------
Income from continuing operations       $13,113,000     $ 7,798,000       $ 4,874,000
Extraordinary item                                -      (1,262,000)                -
                                        -----------     -----------       -----------
                                        $13,113,000     $ 6,536,000       $ 4,874,000
                                        ===========     ===========       ===========


Income tax expense attributable to income from continuing operations consists of:
                                          Current          Deferred          Total
                                          -------          --------          -----
Year ended January 29, 1994:
     Federal                            $ 1,773,000     $ 9,827,000       $11,600,000
     State and city                       1,454,000          59,000         1,513,000
                                        -----------     -----------       -----------
                                        $ 3,227,000     $ 9,886,000       $13,113,000
                                        ===========     ===========       ===========
Year ended January 30, 1993:
     Federal                            $ 4,869,000     $ 1,621,000       $ 6,490,000
     State and city                       1,487,000        (179,000)        1,308,000
                                        -----------     -----------       -----------
                                        $ 6,356,000     $ 1,442,000       $ 7,798,000
                                        ===========     ===========       ===========
Year ended February 1, 1992:
     Federal                            $ 1,636,000     $ 2,223,000       $ 3,859,000
     State and city                       1,015,000               -         1,015,000
                                        -----------     -----------       -----------
                                        $ 2,651,000     $ 2,223,000       $ 4,874,000
                                        ===========     ===========       ===========

The following is a reconciliation between the statutory federal income tax rate and the Company's effective rate  for the years ended January 29, 1994,
January 30, 1993 and  February 1, 1992:
                                        1994            1993             1992
                                        ----            ----             ----
Statutory federal income tax rate       35.0%           34.0%            34.0%
State income taxes, net of federal
   income tax benefit                    1.5%            4.1%             5.2%
Jobs tax credits                        (1.4%)          (0.3%)           (0.9%)
Increase in beginning of year
   balance of the valuation
   allowance for deferred tax assets     5.7%               -                -
Change in Federal tax rate              (1.2%)              -                -
Other                                   (3.6%)          (0.8%)           (0.5%)
                                      -------         -------          -------
                                        36.0%           37.0%            37.8%
                                      =======         =======          =======

                                    J. BAKER, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended February 1, 1992, deferred tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and  tax  effects of those timing differences are presented below:
                                                                1992
                                                                ----
Difference between book and tax
     depreciation and amortization                           $   597,491
Differences in book and tax costs
     of acquired businesses                                    3,400,075
Difference between statutory tax
     rate and alternative minimum tax rate                    (1,771,670)
Other                                                             (2,896)
                                                             -----------
                                                             $ 2,223,000
                                                             ===========



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 29, 1994 and January 30, 1993 are presented below:

                                                                1994              1993
                                                                ----              ----
Deferred tax assets:
   Accounts receivable, principally due to greater
     acquired tax bases                                    $  1,146,330       $ 1,070,446
   Inventory, principally due to additional costs
     capitalized for tax purposes and greater
     acquired tax bases                                       6,326,527         5,603,390
   Intangible assets                                             96,827             7,180
   Other assets                                               2,437,061           332,437
   Nondeductible accruals and reserves                       10,535,696         7,441,313
   Other liabilities                                                  -           739,941
   Operating loss and credit carryforwards                   21,818,686        25,257,900
                                                             ----------        ----------
     Total gross deferred tax assets                         42,361,127        40,452,607
     Less valuation allowance                               (15,914,000)      (12,300,000)
                                                            -----------       -----------
     Net deferred tax assets                                 26,447,127        28,152,607
                                                            -----------       -----------

Deferred tax liabilities:
   Fixed assets, principally due to accelerated tax
     depreciation and lesser acquired tax bases             (12,727,639)       (7,538,737)
   Intangible assets, principally due to

  lesser acquired tax bases                                  (7,226,244)       (7,085,334)
   Other liabilities                                         (3,618,769)       (5,787,170)
                                                            -----------       -----------
     Total gross deferred tax liabilities                   (23,572,652)      (20,411,241)
                                                            -----------       -----------
     Net deferred tax asset                                 $ 2,874,475       $ 7,741,366
                                                            ===========       ===========

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At January 29, 1994 and January 30, 1993, the net deferred tax asset consisted of the following:

                                                                   1994              1993
                                                                   ----              ----
     Deferred tax asset - current                              $  1,664,475      $  9,821,336
     Deferred tax asset - noncurrent                              1,210,000                 -
     Deferred tax liability - noncurrent                                  -        (2,079,970)
                                                               ------------      ------------
                                                               $  2,874,475      $  7,741,366
                                                               ============      ============

The valuation allowance for deferred tax assets as of January 30, 1993 was $12.3 million. The net change in the total valuation allowance for the year ended January 29, 1994 was an increase of $3.6 million.

At January 29, 1994, the Company has net operating loss arryforwards for federal income tax purposes of approximately $50.5 million, which are principally the net operating loss carryforwards acquired in the merger with Morse. Under federal income tax rules, Morse's net operating loss carryforwards may only be utilized to offset its own future taxable income and are subject also to an annual limitation of approximately $3.4 million. The Company also has alternative minimum tax credit carryforwards of approximately $4.1 million available to reduce future regular federal income taxes, if any, over an indefinite period.

(9)      PENSION AND PROFIT SHARING PLANS

The Company has a noncontributory pension plan which covers substantially all non-union employees and is administered by Trustees who are officers of the Company. As of January 1, 1994, SCOA employees are eligible to participate in the Company's pension plan.

The following table sets forth the Plan's funded status at January 29, 1994 and January 30, 1993:

                                                          1994                  1993
                                                          ----                  ----
Actuarial present value of benefit obligations:
    Vested                                           $ 6,397,000           $ 5,534,000
    Nonvested                                            392,000               261,000
                                                     -----------           -----------
         Total accumulated benefit obligations       $ 6,789,000           $ 5,795,000
                                                     ===========           ===========

Plan assets at fair value                            $ 9,251,000           $ 8,592,000
Actuarial present value of projected benefit
    obligations                                      (11,207,000)           (9,053,000)
                                                     -----------           -----------
Deficiency of plan assets over
    projected benefit obligations                     (1,956,000)             (461,000)

Unrecognized prior service cost (benefit)                (98,000)              522,000
Unrecognized net transitional liability                1,342,000             1,463,000
Unrecognized net actuarial gain                         (683,000)           (2,082,000)
                                                     -----------           -----------
Accrued pension cost                                 $(1,395,000)          $  (558,000)
                                                     ===========           ===========

Assumptions used to develop the Plan's funded status were discount rate (7.5% in 1994, 8.5% in 1993) and increase in compensation levels (5% in 1994, 6% in
1993).

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net pension cost for the years ended January 29, 1994, January 30, 1993 and
February 1, 1992 included the following components:
                                                              1994             1993             1992
                                                              ----             ----             ----
                 Service cost - benefits earned
                     during the year                     $  767,000       $  657,000       $  541,000
                 Interest cost on projected
                     benefit obligation                     869,000          730,000          664,000
                 Actual return on plan assets              (763,000)        (623,000)      (1,212,000)
                 Net amortization and deferral              234,000          104,000          719,000
                                                         ----------       ----------       ----------

                     Net pension cost                    $1,107,000       $  868,000       $  712,000
                                                         ==========       ==========       ==========

Assumptions used to develop the net periodic pension cost were discount rate (8.5%), expected long-term return on assets (8.5%) and increase in compensation levels (6.0%).

In December 1993, the Board of Directors of the Company established a Supplemental Retirement plan to provide benefits attributable to compensation in excess of $150,000, but less than $242,280. The Supplemental Retirement plan is not effective until fiscal 1995.

In January 1992, the Company implemented a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. Under the 401(k) plan, the Company matches 50% of the qualified employee's contribution up to 3% of the employee's salary. The total cost of the matching contribution was $1,033,000 and $448,000 for the years ended January 29, 1994 and January 30, 1993, respectively. In connection with the acquisition of Morse, on January 30, 1993 the Company merged Morse's 401(k) plan into the Company's 401(k) plan.

The Company has established incentive bonus plans for certain executives and employees. The bonus calculations are based on the achievement of certain profit levels, as defined in the plans. For the years ended January 29, 1994, January 30, 1993, February 1, 1992, $1,025,000, $1,643,000 and $0, respectively, was provided for bonuses under the plans.

The Company does not provide post-retirement benefits other than pensions as defined under SFAS #106.


(10)     STOCK OPTIONS

The Amended and Restated 1985 Stock Option Plan provides for the issuance of incentive and non-qualified stock options to key employees at an option price of not less than 100% of the fair market value of a share on the date of grant of the option. Under this plan, there are 289,570 shares of common stock available for grant at January 29, 1994. In addition, the Company has granted stock options which are not part of the plan. Options become exercisable either ratably over four years or upon grant, at the discretion of the Board of Directors, and expire ten years from the date of grant.

The 1992 Directors' Stock Option Plan provides for the automatic grant of an option to purchase 2,500 shares of the Company's common stock upon initial election to the Board of Directors and, in addition, at the close of business on the fifth business day following the Company's annual meeting of stockholders. Options under the Directors Plan are granted at a price equal to the closing price of the Company's common stock on the date of grant. They are exercisable in full as of the date of grant and expire ten years from the date of grant. Under this plan, there are 70,000 shares of common stock available for grant at January 29, 1994.

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Data with respect to stock options granted is as follows:

                                      1985 PLAN AND DIRECTORS' STOCK
                                                OPTION PLAN                        NON-PLAN
                                        ---------------------------        -----------------------
                                        SHARES          PRICE RANGE        SHARES      PRICE RANGE
                                        ------          -----------        ------      -----------
February 2, 1991, options outstanding    239,534      $ .95 - 17.00        38,750    $ .01 - 16.63
Granted                                  316,200       4.88 -  9.50        50,000          6.75
Exercised                                 (8,539)       .95 - 10.17       (12,500)     .01 -  5.00
Cancelled                                (50,295)       .95 - 17.00        (3,750)         6.00
                                         -------      -------------      --------     ------------

February 1, 1992, options outstanding    496,900        .95 - 17.00        72,500      .01 - 16.63
Granted                                  150,300      10.88 - 17.38         2,500         12.00
Exercised                                (68,323)       .95 - 17.00       (12,500)     .01 -  5.00
Cancelled                                 (8,700)      4.88 - 16.63             -          -
                                         -------      -------------     ---------   --------------

January 30, 1993, options outstanding    570,177        .95 - 17.38        62,500     6.75 - 16.63
Granted                                  452,500      16.50 - 23.75             -          -
Exercised                               (129,232)       .95 - 17.00             -          -
Cancelled                                (71,025)      4.88 - 21.75             -          -
                                         -------      -------------     ---------   --------------

January 29, 1994, options outstanding    822,420      $ .95 - 23.75        62,500    $6.75 - 16.63
                                         =======      =============       =======     ============

Exercisable at January 29, 1994          239,295      $ .95 - 22.38        62,500    $6.75 - 16.63
                                         =======      =============       =======     ============



(11)     COMMITMENTS AND CONTINGENT LIABILITIES

Leases
The Company operates mainly from leased premises under license agreements generally requiring payment of annual rentals contingent upon sales. The Company leases its computers, vehicles and certain of its offices and warehouse facilities, in addition to its retail stores.

At January 29, 1994, minimum rental commitments under operating leases are as follows:

                   FISCAL YEAR
                 ENDING JANUARY                NET MINIMUM RENTALS        MINIMUM SUB-RENTALS
                 --------------                -------------------        -------------------
                                                              (IN THOUSANDS)
                     1995                           $ 47,743                     $  356
                     1996                             41,244                        338
                     1997                             34,400                         89
                     1998                             27,541                         88
                     1999                             19,850                         81
                     Thereafter                       36,141                        190
                                                     -------                     ------
                                                    $206,919                     $1,142
                                                     =======                      =====

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the years ended January 29, 1994, January 30, 1993 and
February 1, 1992 was as follows:

                                          1994             1993             1992
                                          ----             ----             ----
                                                      (IN THOUSANDS)
Minimum rentals                        $ 46,012         $ 19,984         $ 16,649
Contingent rentals                       78,694           49,107           53,742
                                        -------          -------          -------
                                        124,706           69,091           70,391
Less sublease rentals                       332              293              273
                                       --------         --------         --------
     Net rentals                       $124,374         $ 68,798         $ 70,118
                                        =======          =======          =======

Other Commitments and Contingent Liabilities
The Company has employment agreements with certain of its officers under which it is committed to pay an aggregate of approximately $3.3 million through November 1995.

The Company also has consulting agreements under which it is required to pay an aggregate of approximately $1.8 million through 2001.

The Company was contingently liable under letters of credit amounting to approximately $35.0 million at January 29, 1994.

On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions have been filed by the Company seeking to vacate all or part of the verdict and, subsequent to the entry of judgment, an appeal of certain legal issues is anticipated.

(12)     STOCKHOLDERS' EQUITY

The Board of Directors of the Company is authorized by vote or votes, from time to time adopted, to provide for the issuance of referred Stock in one or more series and to fix and state the voting powers, designations, preferences and relative participating, optional or other special rights of the shares of each series and the qualifications, limitations and restrictions thereof.

(13)     PRINCIPAL LICENSOR

Sales in licensed departments operated under the Ames Agreement accounted for 11.5%, 22.9% and 29.3% of the Company's net sales in the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

                        J. BAKER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)     SEGMENT INFORMATION

The Company is a specialty retailer conducting business through tores in two business segments; footwear and apparel. Information about operations for each of these segments is summarized as follows:

                                                                   YEAR ENDED
                                            --------------------------------------------------------
                                            JANUARY 29, 1994    JANUARY 30, 1993    FEBRUARY 1, 1992
                                            ----------------    ----------------    ----------------
                                                               ($ in thousands)
FOOTWEAR
    Net sales                                    $734,827             $380,243           $387,104
    Operating profit                               43,382               17,460             16,514
    Identifiable assets                           396,958              341,407            245,656

    Depreciation and amortization                  15,075               10,951             11,005
    Additions to property, equipment and
        leasehold improvements                     13,814                2,786              1,610

APPAREL
    Net sales                                    $184,051             $152,013           $106,438
    Operating profit                               23,802               22,438             16,060
    Identifiable assets                            65,842               48,844             28,014
    Depreciation and amortization                   2,373                  714                (85)
    Additions to property, equipment and
        leasehold improvements                      8,654                6,832              3,634


CONSOLIDATED
    Net sales                                    $918,878             $532,256           $493,542
    Operating profit before general
        corporate expense                          67,184               39,898             32,574
    General corporate expense                     (23,318)             (10,691)            (9,397)
    Interest expense, net                          (7,442)              (8,131)           (10,279)

Earnings before income taxes                     $ 36,424             $ 21,076           $ 12,898

Identifiable assets                              $462,800             $390,251           $273,670
Corporate assets                                   39,696               41,547             23,034

    Total assets                                 $502,496             $431,798           $296,704

Depreciation and amortization                    $ 21,874             $ 14,688           $ 12,709

Additions to property, equipment and
    leasehold improvements                       $ 24,115             $ 11,198           $  5,475

                       J. BAKER, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                               FIRST       SECOND       THIRD       FOURTH
                                               QUARTER     QUARTER      QUARTER     QUARTER     TOTAL
                                               -------     -------      -------     -------     -----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended January 29, 1994
    Net sales                               $  193,388  $  232,529   $  224,421  $  268,540  $  918,878
    Gross profit                                87,765     100,850      100,057     113,351     402,023
    Net earnings                            $    2,483  $    6,385   $    6,486  $    7,957  $   23,311
                                            ==========  ==========   ==========  ==========  ==========
    Earnings per common share:
        Primary                             $      .18  $      .47   $      .48  $      .57  $     1.70
                                            ==========  ==========   =========   =========   ==========
        Fully diluted                       $      .18  $      .39   $      .40  $      .48  $     1.45
                                            ==========  ==========   =========   =========   ==========

Year ended January 30, 1993
    Net sales                               $  109,383  $  133,479   $  137,129  $  152,265  $  532,256
    Gross profit                                45,867      54,737       55,962      61,987     218,553
    Earnings before extraordinary item           1,551       3,192        3,620       4,914      13,278
    Net earnings                            $    1,551  $      748   $    3,620  $    4,914  $   10,834
                                            ==========  ==========   ==========  ==========  ==========

    Earnings per common share:
        Primary:
        Earnings before extraordinary item  $      .15  $      .30   $      .34  $      .46  $     1.25
        Extraordinary item                           -        (.23)           -           -        (.23)
                                            ----------  ----------   ----------  ----------  ----------
                                            $      .15  $      .07   $      .34  $      .46  $     1.02
                                            ==========  ==========   ==========  ==========  ==========

        Fully diluted:
        Earnings before extraordinary item  $      .15  $      .28   $      .30  $      .38  $     1.11
        Extraordinary item                           -        (.18)           -           -        (.18)
                                            ----------  ----------   ----------  ----------  ----------
                                            $      .15  $      .10   $      .30  $      .38  $      .93
                                            ==========  ==========   ==========  ==========  ==========

(16)     ADVERTISING COSTS

The Company incurred advertising costs of $16.5 million, $5.1 million and $5.0 million in the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

(17)     SUPPLEMENTAL SCHEDULES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              1994             1993              1992
                                                              ----             ----              ----
Cash paid for interest                                   $  6,799,091    $   8,884,947      $  10,211,349
Cash paid for income taxes                               $  5,022,668    $   4,718,757      $   5,368,560
                                                         ============    =============      =============
Non-cash investing activities:
    Common stock issued for certain
       assets of Work'n Gear Stores
       (see Note 5)                                                                         $   5,254,869
                                                                                            =============
    Common stock issued in connection
       with the acquisition of Morse
       Shoe, Inc. (see Note 3)                                           $  56,841,924
                                                                         =============
    Common stock issued in connection
       with the acquisition of Shoe
       Corporation of America (see Note 2)               $    970,704
                                                         ============
Non-cash financing activities:
    Conversion of subordinated debt (see Note 3)         $  2,707,000
                                                         ============
    Note receivable (see Notes 4 and 6)                  $    846,000    $   8,700,000
                                                         ============    =============

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
  AND FINANCIAL DISCLOSURE

 None.

                                    PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information appearing in the Proxy Statement under the captions "ELECTION OF DIRECTORS", "Information About Board of Directors and Committees", "Executive Compensation" and "Employment Arrangements" is incorporated herein by this reference.

EXECUTIVE COMPENSATION

    The information appearing in the Proxy Statement under the caption "Executive Compensation", "Employment Arrangements" and "Information About Board of Directors and Committees" is incorporated herein by this reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing in the Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by this reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by this reference.

                                    PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as part of this report:

    1,2. The financial statements, notes thereto, and independent auditors' report listed in the Index to Consolidated Financial Statements set forth in Item 8.
      3. The Exhibits listed in the Exhibit Index.

   (b)   None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              J. Baker, Inc.
                                                              --------------
                                                               (Registrant)




By /s/Sherman N. Baker                     By /s/Jerry M. Socol
   ----------------------                     ---------------------------------
   Sherman N. Baker                           Jerry M. Socol
   Chairman of the Board                      President and Chief
                                                Executive Officer



By /s/Philip G. Rosenberg                  By /s/Alan I. Weinstein
   ----------------------                     ---------------------------------
   Philip G. Rosenberg                        Alan I. Weinstein
   Executive Vice President                   Senior Executive Vice President
     and Principal Accounting Officer           and Principal Financial Officer




April 27, 1994


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Sherman N. Baker                           /s/Ervin Cruce
- - ---------------------------------             ------------------------------
Sherman N. Baker, Director                    Ervin Cruce, Director



/s/J. Christopher Clifford                    /s/Thomas H. Lee
- - ---------------------------------             ------------------------------
J. Christopher Clifford, Director             Thomas H. Lee, Director



/s/David Pulver                               /s/Melvin M. Rosenblatt
- - ---------------------------------             ------------------------------
David Pulver, Director                        Melvin M. Rosenblatt, Director



/s/Stanley Simon                              /s/Jerry M. Socol
- - ---------------------------------             ------------------------------
Stanley Simon, Director                       Jerry M. Socol, Director



All as of April 27, 1994

                                    EXHIBITS

                                   Filed with

                           Annual Report on Form 10-K

                                       of

                                 J. BAKER, INC.

                              555 Turnpike Street
                               Canton, MA  02021

                      For the Year Ended January 29, 1994

                                           EXHIBIT INDEX
EXHIBIT                                                                                            PAGE NO.
3.  ARTICLES OF ORGANIZATION AND BY-LAWS

    (.01)  Amended and Restated Articles of Organization of the Company, as filed with the               *
           Secretary of the Commonwealth of Massachusetts on September 26, 1990 (filed as
           Exhibit 3.01 to the Company's Form 10-K Report for the year ended February 2,
           1991).

    (.02)  By-Laws of the Company, as amended by the Board of Directors on                               *
           September 11, 1990 (filed as Exhibit 19.01 to the Company's Form 10-Q
           Report for the quarter ended November 3, 1990).

4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

    (.01)  Senior Notes and Senior Subordinated Notes with Stock Purchase Warrants                       *
           dated May 1, 1989 (filed as Exhibit 4.01 to the Company's Form 10-Q Report for the quarter ended July 29, 1989).

    (.02)  Indenture dated as of June 12, 1992 by and between J. Baker, Inc. and The First               *
           National Bank of Boston as Trustee with respect to 7% Convertible Subordinated
           Notes due 2002 (filed as Exhibit 4.08 to the Company's Form 10-Q Report for the quarter ended August 1, 1992).

    (.03)  Revolving Credit and Loan Agreement by and among JBI, Inc., et al.,                           *
           and Shawmut Bank, et al., dated as of February 1, 1993 (filed as Exhibit 4.03 to the Company's Form 10-K Report for the year ended January 30, 1993).

    (.04)  Guarantee Agreement dated as of February 1, 1993, between J. Baker, Inc.,                     *
           Shawmut Bank, N.A., and subsidiaries of J. Baker, Inc. (filed as Exhibit
           4.09 to the Company's Form 10-K Report for the year ended January 30, 1993).

    (.05)  Security Agreement dated as of February 1, 1993, between JBI, Inc., J. Baker,                 *
           Inc., and Shawmut Bank, N.A. (filed as Exhibit 4.10 to the Company's Form 10-K
           Report for the year ended January 30, 1993).

    (.06)  Stock Pledge Agreement dated as of February 1, 1993 by and between JBI, Inc.,                 *
           J. Baker, Inc., Shawmut Bank, N.A., and subsidiaries of J. Baker, Inc.
           (filed as Exhibit 4.11 to the Company's Form 10-K Report for the year ended
           January 30, 1993).

    (.07)  Indenture dated as of January 15, 1992 by and between Morse Shoe, Inc. and                    *
           State Street Bank and Trust Company as Trustee with respect to
           Convertible Subordinated Debentures due 2002 (filed as Exhibit 4.12 to the
           Company's Form 10-K Report for the year ended January 30, 1993).

    (.08)  Indenture dated as of January 15, 1992 by and between Morse Shoe, Inc. and                    *
           Bankers Trust Company as Trustee with respect to Subordinated Notes (filed as
           Exhibit 4.13 to the Company's Form 10-K Report for the year ended January 30, 1993).



* Incorporated herein by reference


EXHIBIT                                                                                               PAGE NO.
    (.09)  First Supplemental Indenture (dated as of January 28, 1993) to the Indenture                    *
           (dated January 15, 1992) under which Convertible Subordinated Debentures Due 2002 were issued by Morse Shoe, Inc. (filed as Exhibit 4.01 to the Company's Form 10-Q
           Report for the quarter ended May 1, 1993).

    (.10)  First Supplemental Indenture (dated as of July 26, 1993) to the Indenture (dated                *
           January 15, 1992) under which Subordinated Notes were issued by Morse Shoe, Inc.
           (filed as Exhibit 4.01 to the Company's Form 10-Q Report for the quarter ended
           July 31, 1993).

    (.11)  First Amendment and Waiver Agreement by and among JBI, Inc., J. Baker, Inc, and                 *
           Shawmut Bank, N.A., et al, dated as of November 19, 1993 (filed as Exhibit 4.01 to the Company's Form 10-Q Report for the quarter ended October 30, 1993).

    (.12)  Assumption Agreement by Tishkoff Enterprises, Inc. dated as of November 19, 1993                *
           (filed as Exhibit 4.02 to the Company's Form 10-Q Report for the quarter ended
           October 30, 1993).

    (.13)  First Amendment to Pledge Agreement by and among JBI, Inc., J. Baker, Inc. and                  *
           Shawmut Bank, N.A., et al, dated as of November 19, 1993 (filed as Exhibit 4.03 to the Company's Form 10-Q Report for the quarter ended October 30, 1993).

    (.14)  Second Amendment to Pledge Agreement by and among JBI, Inc., J. Baker, Inc. and                **
           Shawmut Bank, N.A., et al, dated as of December 30, 1993, attached.

    (.15)  Assumption Agreement by Shoe Corporation of America, Inc. dated as of                          **
           December 30, 1993, attached.

10.        MATERIAL CONTRACTS

    (.01)  License Agreement between Ames Department Stores, Inc., et al and JBI Holding                   *
           Company, Inc. (filed as Exhibit 10.01 to the Company's Form 10-K Report for the year ended January 30, 1988).

    (.02)  Agreement between JBI Holding Company, Inc. and JBI, Inc. re: Assignment of                     *
           Ames License Agreement (filed as Exhibit 10.02 to the Company's Form 10-K
           Report for the year ended January 30, 1988).

    (.03)  Amendment No. 1 dated April 29, 1989 to Agreement between Ames Department                       *
           Stores, Inc. and JBI Holding Company, Inc. (filed as Exhibit 10.04 to the
           Company's Form 10-Q Report for the quarter ended April 29, 1989).

    (.04)  Amendment No. 2 dated December 18, 1992, to Agreement between Ames                              *
           Department Stores, Inc. and JBI Holding Company, Inc. (filed as Exhibit 10.04 to the Company's Form 10-K Report for the year ended January 30, 1993).

    (.05)  Guaranty and Indemnity Agreement dated April 28, 1989 between J. Baker, Inc. and                *
           Ames Department Stores, Inc. (filed as Exhibit 10.05 to the Company's Form 10-Q
           Report for the quarter ended April 29, 1989).

    (.06)  Amended Cash Incentive Compensation Plan (filed as Exhibit 19.01 to the Company's              *
           Form 10-Q Report for the quarter ended August 3, 1991).


 *Incorporated herein by reference
**Included herein

EXHIBIT                                                                                            PAGE NO.
    (.07)  J. Baker Senior Executive Performance Stock Incentive Plan (filed as Exhibit 10.10          *
           to the Company's Form 10-K Report for the year ended February 3, 1990).

    (.08)  Plan of Reorganization of The Casual Male Corporation dated November 1, 1990                *
           as revised November 20, 1990 (filed as Exhibit 2.01 to the Company's Form 10-Q
           Report for the quarter ended November 3, 1990).

    (.09)  Executive Employment Agreement dated March 25, 1993 between Sherman N.                      *
           Baker and J. Baker, Inc. (filed as Exhibit 10.01 to the Company's Form
           10-Q Report for the quarter ended July 31, 1993).

    (.10)  Executive Employment Agreement dated March 25, 1993 between Alan I.                         *
           Weinstein and J. Baker, Inc. (filed as Exhibit 10.04 to the Company's
           Form 10-Q Report for the quarter ended July 31, 1993).

    (.11)  Executive Employment Agreement dated March 25, 1993 between Jerry M.                       **
           Socol and J. Baker, Inc., attached.

    (.12)  Executive Employment Agreement dated March 25, 1993 between Linda B. Kanner                 *
           and J. Baker, Inc. (filed as Exhibit 10.05 to the Company's Form 10-Q Report for the quarter ended July 31, 1993).

    (.13)  Executive Employment Agreement dated March 25, 1993 between Larry I. Kelley                 *
           and J. Baker, Inc. (filed as Exhibit 10.06 to the Company's Form 10-Q Report for the quarter ended July 31, 1993).

    (.14)  Promissory Note of Larry I. Kelley dated June 3, 1991 (filed as Exhibit                     *
           10.33 to the Company's Form 10-K Report for the year ended February 1, 1992).

    (.15)  Promissory Note of Larry I. Kelley dated February 2, 1993, attached.                       **

    (.16)  Promissory Note of Larry I. Kelley dated April 30, 1993, attached.                         **

    (.17)  Executive Employment Agreement dated as of March 25, 1993 between Joseph Gajda              *
           and J. Baker, Inc. (filed as Exhibit 10.07 to the Company's Form 10-Q Report for the quarter ended July 31, 1993).

    (.18)  Executive Employment Agreement dated as of June 1, 1993 between John E. Lattanzio           *
           and J. Baker, Inc, (filed as Exhibit 10.01 to the Company's Form 10-Q report for the quarter ended October 30, 1993).

    (.19)  Executive Employment Agreement dated as of October 18, 1993 between                         *
           Donald G. Hall and J. Baker, Inc. (filed as Exhibit 10.02 to the Company's
           Form 10-Q Report for the quarter ended October 30, 1993).

    (.20)  Executive Employment Agreement dated as of November 1, 1993 between Stuart M.               *
           Needleman and J. Baker, Inc. (filed as Exhibit 10.03 to the Company's Form 10-Q
           Report for the quarter ended October 30, 1993).




 *Incorporated herein by reference
**Included herein

EXHIBIT                                                                                                PAGE NO.
    (.21)  Executive Employment Agreement dated as of November 19, 1993 between Dennis B.                  *
           Tishkoff and J. Baker, Inc. (filed as Exhibit 10.04 to the Company's Form 10-Q
           Report for the quarter ended October 30, 1993).

    (.22)  J. Baker, Inc. Amended and Restated 1985 Stock Option Plan (filed as Exhibit 19.02              *
           to the Company's Form 10-Q Report for the quarter ended August 1, 1992).

    (.23)  J. Baker, Inc. 1994 Equity Incentive Plan dated as of March 29, 1994, attached.                **

    (.24)  J. Baker, Inc. 1992 Directors Stock Option Plan dated as of April 13, 1992 (filed as            *
           Exhibit 19.03 to the Company's Form 10-Q Report for the quarter ended August 1, 1992).

    (.25)  Stock Option Agreements between Jerry M. Socol and J. Baker, Inc. (filed as                     *
           Exhibit 10.12 to the Company's Form 10-K Report for the year ended
           January 28, 1989).

    (.26)  Mortgage and Security Agreement dated as of December 30, 1992 by and                            *
           between JBI Holding Company, Inc. and Ames Department Stores, Inc., (filed as Exhibit 10.22 to the Company's Form 10-K Report for the year ended
           January 30, 1993).

    (.27)  Promissory Note dated as of December 30, 1992 made by Ames Department Stores,                   *
           Inc. in favor of JBI Holding Company, Inc. (filed as Exhibit 4.14 to the Company's
           Form 10-K Report for the year ended January 30, 1993).

    (.28)  Stock Purchase Agreement by and among J. Baker, Inc. and Tishkoff Enterprises, Inc.             *
           and certain stockholders of Tishkoff Enterprises, Inc. dated November 19, 1993 (filed as Exhibit 2.01 to the Company's Form 10-Q Report dated October 30, 1993).

    (.29)  Agreement and Plan of Reorganization by and among J. Baker, Inc., Morse                         *
           Acquisition, Inc. and Morse Shoe, Inc. dated October 22, 1992, as amended by Letter
           Amendments dated December 7, 1992 and December 10, 1992 (filed as Exhibits 2.01-2.03 to the Company's Form 10-Q Report dated October 31, 1992).

    (.30)  Agreement of Merger among J. Baker, Inc., JBAK Acquisition Corp. and Tishkoff                  **
           Enterprises, Inc. dated December 3, 1993, attached.

11. STATEMENT RE:  COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE, attached.                 **

12. STATEMENT RE:  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES, attached.                           **

21. SUBSIDIARIES OF THE REGISTRANT, attached.                                                             **

23. CONSENT OF KPMG PEAT MARWICK, attached.                                                               **




 *Incorporated herein by reference
**Included herein