Form 10-Q
period 1994-04-30
BAKER J INC
filed 1994-06-10
CIK 792570

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (MARK ONE)
  [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1994
                                                --------------
                                       OR

  [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM __________ TO __________


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





The registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to filing such reports for the past 90 days.

                           YES   X          NO _____
                               -----

The number of shares outstanding of the registrant's common stock as of April 30, 1994 was 13,833,147.

                        J. BAKER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                APRIL 30, 1994 (UNAUDITED) AND JANUARY 29, 1994




                                                                                         April 30,            January 29,
                    ASSETS                                                                 1994                  1994
                    ------                                                               ----------           -----------
Current assets:
      Cash and cash equivalents                                                      $  5,271,258           $  3,584,032
      Accounts receivable                                                              37,488,424             31,903,690
      Merchandise inventories                                                         314,195,186            278,220,413
      Prepaid expenses                                                                  6,195,833              6,672,008
      Deferred income taxes                                                             1,664,475              1,664,475
                                                                                      -----------            -----------
             Total current assets                                                     364,815,176            322,044,618

Property, plant and equipment, at cost:
     Land and buildings                                                                24,209,721             24,114,820
     Furniture, fixtures, machinery and equipment                                      95,223,911             87,993,608
     Leasehold improvements                                                            36,764,088             32,715,145
                                                                                      -----------            -----------
                                                                                      156,197,720            144,823,573
     Less accumulated depreciation                                                     42,828,615             39,256,180
                                                                                      -----------            -----------
            Net property, plant and equipment                                         113,369,105            105,567,393

Deferred income taxes                                                                   1,210,000              1,210,000
Other assets                                                                           72,548,456             73,674,470
                                                                                     ------------           ------------
                                                                                     $551,942,737           $502,496,481
                                                                                     ============           ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
      Current portion of long-term debt                                              $  2,636,300           $  2,636,300
      Accounts payable                                                                102,643,700            108,262,923
      Accrued expenses                                                                 22,285,557             24,050,766
      Income taxes payable                                                              1,272,504                      -
                                                                                     ------------           ------------
             Total current liabilities                                                128,838,061            134,949,989
                                                                                      -----------            -----------

Other liabilities                                                                      12,674,362             12,794,652
Long-term debt, net of current portion                                                129,300,000             77,000,000
Senior subordinated debt                                                                7,325,483              7,312,366
Convertible subordinated debt                                                          70,353,000             70,353,000

Stockholders' equity                                                                  203,451,831            200,086,474
                                                                                      -----------            -----------
                                                                                     $551,942,737           $502,496,481
                                                                                     ============           ============



See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
             FOR THE QUARTERS ENDED APRIL 30, 1994 AND MAY 1, 1993
                                  (UNAUDITED)



                                                                                          Quarter                 Quarter
                                                                                           Ended                   Ended
                                                                                       April 30, 1994           May 1, 1993
                                                                                       --------------           -----------
Sales                                                                                   $221,338,460            $193,387,158

Cost of sales                                                                            124,119,268             105,622,419
                                                                                        ------------            ------------

     Gross profit                                                                         97,219,192              87,764,739

Selling, administrative and general expenses                                              84,550,572              76,821,666

Depreciation and amortization                                                              5,469,817               5,177,645
                                                                                        ------------            ------------

     Operating income                                                                      7,198,803               5,765,428

Net interest expense                                                                       2,203,018               1,823,629
                                                                                        ------------            ------------

     Earnings before income taxes                                                          4,995,785               3,941,799

Taxes on earnings                                                                          1,798,000               1,459,000
                                                                                        ------------            ------------

     Net earnings                                                                       $  3,197,785            $  2,482,799
                                                                                        ============            ============

Net earnings per common share:
     Primary                                                                          $         0.23          $         0.18
                                                                                      ==============          ==============
     Fully diluted                                                                    $         0.22          $         0.18
                                                                                      ==============          ==============

Number of shares used to compute net
     earnings per share:
     Primary                                                                              13,813,399              13,538,023
                                                                                          ==========             ===========
     Fully diluted                                                                        18,467,411              18,225,684
                                                                                          ==========             ===========

Dividends declared per share                                                          $        0.015          $        0.015
                                                                                      ==============          ==============



See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED APRIL 30, 1994 AND MAY 1, 1993
                                  (UNAUDITED)
                                                                                       April 30, 1994             May 1, 1993
                                                                                       --------------             -----------
Cash flows from operating activities:
                 Net earnings                                                           $  3,197,785            $  2,482,799
                 Adjustments to reconcile net earnings to net cash
                   used in operating activities:
                      Depreciation and amortization:
                          Fixed assets                                                     3,572,435               3,362,680
                          Deferred charges, intangible assets and
                             deferred financing costs                                      1,910,499               1,826,599
                      Change in:
                          Accounts receivable                                             (6,277,665)             (7,235,119)
                          Merchandise inventories                                        (35,974,773)            (40,999,313)
                          Prepaid expenses                                                   476,175              (1,269,823)
                          Accounts payable                                                (5,619,223)             14,782,902
                          Accrued expenses                                                (1,765,209)             (2,588,959)
                          Income taxes payable                                             1,965,435                 734,296
                          Other liabilities                                                  (90,374)             (2,481,895)
                                                                                         -----------             -----------
                             Net cash used in operating
                             activities                                                  (38,604,915)            (31,385,833)
                                                                                         -----------             -----------

Cash flows from investing activities:
                 Capital expenditures for:
                      Property, plant and equipment                                      (11,374,147)             (5,023,426)
                      Other assets                                                          (801,284)             (1,207,791)
                                                                                         -----------             -----------
                             Net cash used in investing activities                       (12,175,431)             (6,231,217)
                                                                                         -----------             -----------

Cash flows from financing activities:
                 Proceeds from long-term debt                                             52,300,000              31,024,400
                 Proceeds from issuance of common stock                                      375,012               2,339,457
                 Payment of dividends                                                       (207,440)               (204,040)
                                                                                         -----------            ------------
                             Net cash provided by financing activities                    52,467,572              33,159,817
                                                                                         -----------            ------------

                             Net increase (decrease) in cash                               1,687,226              (4,457,233)

Cash and cash equivalents at beginning of year                                             3,584,032               6,385,467
                                                                                         -----------             -----------

Cash and cash equivalents at end of period                                              $  5,271,258            $  1,928,234
                                                                                         ===========             ===========

Supplemental disclosure of cash flow information:
                 Cash paid for interest                                                 $    681,597            $    729,708
                                                                                        ============             ===========
                 Cash paid for income taxes, net                                        $  1,978,090            $    723,704
                                                                                        ============             ===========

Non-cash financing activity:
                 Conversion of subordinated debt                                        $          -            $  2,584,000
                                                                                        ============             ===========



See accompanying notes to consolidated financial statements

                        J. BAKER, INC. AND SUBSIDIARIES
                                     NOTES
                                     -----

1]   The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments (which consist only of recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results for the interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

2]   Primary earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Stock options and warrants are excluded from the calculation since they have less than a 3% dilutive effect.

     Fully diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Included in this calculation is the dilutive effect of Common Stock issuable under the 7% convertible subordinated notes due 2002, stock options and warrants.


3]   On November 19, 1993, the Company acquired 83% of the outstanding common stock and all of the outstanding preferred stock of Tishkoff Enterprises, Inc. of Columbus, Ohio ("TEI"), an operator of full-service, semi-service and self-service licensed shoe departments in department stores, specialty stores and discount stores. The 83% interest in the outstanding common stock was acquired from certain TEI stockholders in exchange for 68,197 shares of the Company's common stock (16,769 of which shares are being withheld from TEI stockholders for up to two years and are available as a set-off to satisfy any claims of the Company for indemnification that may arise) and the right to receive payments equal in the aggregate to 8.3% of the consolidated pre-tax earnings of TEI over a six year period commencing January 29, 1994, with a maximum aggregate payment of $4,980,000. The acquisition of all of the outstanding preferred stock of TEI was made for a payment of $650,000 in cash. On December 13, 1993, the stockholders of TEI approved the merger of JBAK Acquisition Corp., an Ohio corporation and a wholly owned subsidiary of the Company, with and into TEI (the "Merger") and TEI became a wholly owned subsidiary of the Company. In connection with the Merger, the Company paid cash consideration to the remaining TEI stockholders in the amount of $442,000, in payment for the remaining 17% interest in TEI common stock. Subsequent to the Merger, the corporate name of TEI was changed to Shoe Corporation of America, Inc. ("SCOA").

4]   On January 30, 1993, Morse Acquisition, Inc., a wholly-owned subsidiary of the Company ("Acquisition"), merged with and into Morse Shoe, Inc. ("Morse") pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of October 22, 1992 (the "Merger Agreement") by and among the Company, Acquisition and Morse, whereby Morse became a wholly-owned subsidiary of the Company. Pursuant to the acquisition of Morse, each share of Morse common stock was exchanged for .17091 of a share of J. Baker common stock. In connection with the acquisition, approximately 2,767,377 shares of J. Baker common stock were issuable to Morse stockholders, including holders of approximately $47 million, or 94%, of Morse convertible debentures which had been converted into Morse common stock prior to January 30, 1993. During the year ended January 29, 1994, holders of an additional $2.7 million of Morse convertible debentures converted their debt into 49,820 shares of J. Baker common stock. Approximately 6,500 additional shares of J. Baker common stock are reserved for future issuance upon conversions of the remaining outstanding Morse convertible debentures.

5]   On July 8, 1993, July 19, 1993 and September 6, 1993 Fishers Big Wheel,
Inc. ("Fishers"), Jamesway Corporation ("Jamesway") and Rose's Stores, Inc. ("Rose's), respectively, licensors of the Company, filed for protection under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filings, the Company had outstanding accounts receivable of $6.0 million in the aggregate due from Fishers, Jamesway and Rose's. At April 30, 1994, carried on the balance sheet in Other Assets are deferred lease acquisition costs of $2.9 million attributable to the Rose's license agreement. The Company intends to continue to amortize the deferred lease acquisition costs of the Rose's license agreement through the license termination date of July 30, 1997, since the Company believes, based on its assessment of the likelihood and level of ongoing business with Rose's, that the value of the license agreement supports the historical carrying cost at April 30, 1994. During the first half of fiscal 1995, Jamesway and Rose's will close approximately 113 stores. On January 5, 1994, Fishers received bankruptcy court approval to conduct liquidation sales in all 54 of its stores. At the completion of the liquidation sales in the first quarter of fiscal 1995, Fishers ceased business operations. The Company does not expect these filings under the Bankruptcy Code, or the aforementioned store closings, to have a material adverse effect on future earnings. Combined sales in Jamesway and Rose's totaled $15.8 million for the quarter ended April 30, 1994. Sales in Fishers for the quarter ended April 30, 1994 were $1.6 million.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

    All references herein to fiscal 1995 and fiscal 1994 relate to the years ending January 28, 1995 and January 29, 1994, respectively.

Results of Operations

           FIRST QUARTER FISCAL 1995 VERSUS FIRST QUARTER FISCAL 1994

    Net sales increased by $28.0 million to $221.3 million in the first quarter of fiscal 1995 from $193.4 million in the first quarter of fiscal
1994. Sales in the Company's footwear operations increased by $18.0 million primarily as a result of sales in the newly-acquired SCOA licensed shoe division coupled with an increase of $3.2 million in wholesale footwear sales. The sales increase in footwear operations was partially offset by a 2.9%
decrease in comparable store sales.   (Comparable retail footwear sales
increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes and Fayva shoe stores which were open in corresponding weeks of the two comparison periods.) Sales in the company's specialty apparel operations increased by $10.0 million due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the first quarter of fiscal 1995 over the first quarter of fiscal 1994, coupled with an 11.8% increase in comparable apparel store sales. (Comparable specialty apparel store sales increases/ decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.)

    Cost of sales constituted 56.1% of sales in the first quarter of fiscal 1995 as compared to 54.6% of sales in the first quarter of fiscal 1994.
This increase was due to an increase in markdowns as a percentage of sales coupled with a lower initial markup on merchandise purchases and an increase in wholesale sales, which have a higher cost of sales than retail sales.
Cost of sales in the company's footwear operations was 57.1% of sales in the first quarter of fiscal 1995 as compared to 55.2% of sales in the first quarter of fiscal 1994 primarily due to an increase in markdowns as a percentage of sales (which increase was primarily attributable to the closing of 117 licensed departments during the quarter and the liquidation of those departments' inventory), a lower initial markup on merchandise purchases and an increase in wholesale sales. Cost of sales in the specialty apparel operations was 52.0% of sales the first quarter of fiscal 1995 as compared to 52.1% of sales in the first quarter of fiscal 1994 due to a higher initial markup on merchandise purchases partially offset by an increase in markdowns as a percentage of sales.

    Selling, administrative and general expenses increased $7.7 million or 10.1% in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994 primarily due to the SCOA acquisition, coupled with an increase in the number of specialty apparel stores. As a percentage of sales, selling, administrative and general expenses were 38.2% in the first quarter of fiscal 1995 as compared to 39.7% in the first quarter of fiscal 1994 primarily due to lower fixed overhead costs as a percentage of sales. Selling, administrative and general expenses in the company's footwear operations were 37.1% of sales in the first quarter of fiscal 1995 as compared to 38.7% of sales in the first quarter of fiscal 1994 as result of a decrease in the number of Fayva stores, coupled with a relative increase in wholesale footwear sales and lower corporate overhead expenses as a percentage of sales. Selling, administrative and general expenses in the company's specialty apparel operations were 42.5% of sales in the first quarter of fiscal 1995 as compared to 44.7% in the first quarter of fiscal 1994 primarily due to a comparable store sales increase in apparel operations, which caused fixed selling, administrative and general expenses to be a lower percentage of sales than in the prior period.

    Depreciation and amortization expense increased by $292,000 in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994 due to an increase in depreciable and amortizable assets.

    As a result of the above described effects, the company's operating income increased by 24.9% to $7.2 million in the first quarter of fiscal 1995 from $5.8 million in the first quarter of fiscal 1994. As a percentage of sales, operating income was 3.3% in the first quarter of fiscal 1995 as compared to 3.0% in the first quarter of fiscal 1994.

    Net interest expense increased $379,000 to $2.2 million in the first quarter of fiscal 1995 from $1.8 million in the first quarter of fiscal 1994 primarily due to higher levels of borrowings.

        Taxes on earnings for the first quarter of fiscal 1995 were $1.8 million, yielding an effective tax rate of 36.0%, as compared to taxes of $1.5 million, yielding an effective tax rate of 37.0% in the first quarter of fiscal 1994.

        Net earnings for the first quarter of fiscal 1995 were $3.2 million as compared to earnings of $2.5 million in the first quarter of 1994, an increase of 28.8%.

Financial Condition

                     APRIL 30, 1994 VERSUS JANUARY 29, 1994

        The increase in accounts receivable at April 30, 1994 from January 29, 1994 is primarily due to seasonal factors, licensed sales in April being higher than licensed sales in January.

        Merchandise inventories at April 30, 1994 were higher than at January 29, 1994 primarily due to a seasonal increase in the average inventory level per location and an increase in the number of licensed shoe departments in operation.

        The increase in net property, plant and equipment is the result of the company incurring capital expenditures of approximately $11.4 million in the first quarter of fiscal 1995 primarily for the opening of new stores and the renovation of existing units.

        The ratio of accounts payable to merchandise inventory was 32.7% at April 30, 1994 as compared to 38.9% at January 29, 1994. This decrease is primarily the result of the company's decision to reduce the average financing terms of its foreign purchases.

        Debt increased to $207.0 million at April 30, 1994 from $154.7 million at January 29, 1994 primarily due to additional borrowings under the company's revolving line of credit to meet seasonal working capital needs and to fund capital expenditures.

Liquidity and Capital Resources

        As a result of an amendment dated April 29, 1994 increasing the aggregate commitment amount from $215 million (the "Amendment"), the Company has a $250 million revolving credit facility on an unsecured basis with Shawmut Bank, N.A., The First National Bank of Boston, Fleet Bank of Massachusetts, N.A., Citizens Savings Bank, National Westminster Bank USA, Fuji Bank, Ltd., The Yasuda Trust and Banking Company, Ltd. and Standard Chartered Bank (the "Banks"). Pursuant to the Amendment, the aggregate commitment amount will be reduced by $10 million on each December 29th of 1994, 1995 and 1996. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires in June, 1997. As of April 30, 1994, the Company had outstanding obligations under the revolving credit facility of $205.2 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

        Following is a table showing actual and planned store openings by division for fiscal 1995:

                                              Actual Openings                 Planned Openings            Total
                                                   First                       Second - Fourth        Actual/Planned
                 Division                   Quarter Fiscal 1995              Quarter Fiscal 1995         Openings
                 --------                   -------------------              -------------------         --------
                 Licensed/Wholesale                63                                219                   282
                 Parade of Shoes                   14                                 31                    45
                 Fayva                              2                                  0                     2
                 Casual Male                       14                                 36                    50
                 Work 'n Gear                       2                                  8                    10

        The majority of the licensed department openings are in the Company's SCOA subsidiary, and are primarily a result of the acquisition of licensed shoe departments previously operated by Wohl Shoe Company ("Wohl"), a subsidiary of Brown Group Retail, Inc. Wohl had previously announced that it is discontinuing its licensed footwear operations.

        Offsetting the above store openings, the Company has closed 117 licensed/wholesale departments (including aforementioned Jamesway, Rose's and Fishers licensed departments), and 7 Fayva stores during the first quarter of fiscal 1995, and has plans to close approximately an additional 208 licensed/wholesale departments (including 149 wholesale footwear departments in the Caldor chain, to which the Company will cease supplying shoes), 29 Fayva stores and 8 Parade of Shoes stores during the second through fourth quarters of fiscal 1995.

        The information on store openings and closings reflects management's current plans and should not be interpreted as an assurance of actual future developments.

        The Company believes that amounts available under its revolving credit facility, along with internally generated funds, will be sufficient to meet its operating and capital requirements under ordinary circumstances through the end of the current fiscal year.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  The Exhibits in the Exhibit Index are filed as part of this report.

    (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                                  SIGNATURES




        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   J. BAKER, INC.





                                   By: /s/ Alan I. Weinstein
                                       ----------------------------------
                                       Alan I. Weinstein
                                       Senior Executive Vice President and
                                       Principal Financial Officer

Date:  Canton, Massachusetts
       June 10, 1994




                                   By: /s/ Philip G. Rosenberg
                                       ----------------------------------
                                       Philip G. Rosenberg
                                       First Senior Vice President and Treasurer
                                       (Chief Accounting Officer)

Date:  Canton, Massachusetts
       June 10, 1994

                                 EXHIBIT INDEX
                                 -------------
EXHIBIT                                                                                     PAGE NO.
- - -------                                                                                     --------
4.   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
     -------------------------------------------------------------------------

     (.01) Second Amendment Agreement by and among JBI, Inc., J. Baker, Inc. and                 *
          Shawmut Bank, N.A. et. al. dated as of April 29, 1994.


11.  COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE                                 *
     -----------------------------------------------------------

- - -------------------
* Included herein.

