Form 10-Q
period 1994-07-30
BAKER J INC
filed 1994-09-12
CIK 792570

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
  [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE QUARTERLY PERIOD ENDED JULY 30, 1994
                                                         -----------------
                                       OR

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

                           YES   X          NO _____
                               ------

The number of shares outstanding of the registrant's common stock as of July 30, 1994 was 13,834,322.

                        J. BAKER, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 JULY 30, 1994 (UNAUDITED) AND JANUARY 29, 1994



                                                                                    July 30,            January 29,
       ASSETS                                                                        1994                  1994
       ------                                                                      --------             ----------
Current assets:
   Cash and cash equivalents                                                    $  1,672,842           $  3,584,032
   Accounts receivable                                                            31,729,314             31,903,690
   Merchandise inventories                                                       332,400,970            278,220,413
   Prepaid expenses                                                                7,686,030              6,672,008
   Deferred income taxes                                                                   -              1,664,475
                                                                                ------------            -----------
             Total current assets                                                373,489,156            322,044,618

Property, plant and equipment, at cost:
   Land and buildings                                                             24,755,249             24,114,820
   Furniture, fixtures, machinery and equipment                                  103,420,189             87,993,608
   Leasehold improvements                                                         41,818,407             32,715,145
                                                                                 -----------            -----------
                                                                                 169,993,845            144,823,573
   Less accumulated depreciation                                                  46,955,465             39,256,180
                                                                                 -----------            -----------
             Net property, plant and equipment                                   123,038,380            105,567,393

Deferred income taxes                                                              1,210,000              1,210,000
Other assets                                                                      71,690,732             73,674,470
                                                                                 -----------            -----------
                                                                                $569,428,268           $502,496,481
                                                                                 ===========            ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
   Current portion of long-term debt                                            $  4,179,400           $  2,636,300
   Accounts payable                                                              106,155,935            108,262,923
   Accrued expenses                                                               14,463,329             24,050,766
   Income taxes payable                                                            2,675,603                      -
                                                                                 -----------            -----------
             Total current liabilities                                           127,474,267            134,949,989
                                                                                 -----------            -----------

Other liabilities                                                                 12,474,647             12,794,652
Long-term debt, net of current portion                                           142,900,000             77,000,000
Senior subordinated debt                                                           5,838,600              7,312,366
Convertible subordinated debt                                                     70,353,000             70,353,000

Stockholders' equity                                                             210,387,754            200,086,474
                                                                                 -----------            -----------
                                                                                $569,428,268           $502,496,481
                                                                                 ===========            ===========




See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
             FOR THE QUARTERS ENDED JULY 30, 1994 AND JULY 31, 1993
                                  (UNAUDITED)


                                                                         Quarter                 Quarter
                                                                          Ended                   Ended
                                                                       July 30, 1994         July 31, 1993
                                                                       -------------         -------------
Sales                                                                  $256,335,724            $232,529,128

Cost of sales                                                           139,046,302             131,679,526
                                                                        -----------             -----------

     Gross profit                                                       117,289,422             100,849,602

Selling, administrative and general expenses                             97,864,823              83,438,707

Depreciation and amortization                                             6,042,895               5,429,920
                                                                        -----------             -----------

     Operating income                                                    13,381,704              11,980,975

Net interest expense                                                      2,235,389               1,848,141
                                                                        -----------             -----------

     Earnings before income taxes                                        11,146,315              10,132,834

Taxes on earnings                                                         4,012,000               3,748,000
                                                                        -----------             -----------

     Net earnings                                                      $  7,134,315            $  6,384,834
                                                                        ===========             ===========

Net earnings per common share:
       Primary                                                         $       0.52            $       0.47
                                                                       ============            ============
       Fully diluted                                                   $       0.43            $       0.39
                                                                       ============            ============

Number of shares used to compute net
     earnings per share:
     Primary                                                             13,833,796              13,682,764
                                                                        ===========             ===========
     Fully diluted                                                       18,409,255              18,423,278
                                                                        ===========             ===========

Dividends declared per share                                           $      0.015            $      0.015
                                                                        ===========             ===========



See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
            FOR THE SIX MONTHS ENDED JULY 30, 1994 AND JULY 31, 1993
                                  (UNAUDITED)


                                                                        Six Months              Six Months
                                                                          Ended                   Ended
                                                                       July 30, 1994         July 31, 1993
                                                                       -------------         -------------
Sales                                                                  $477,674,184            $425,916,286

Cost of sales                                                           263,165,570             237,301,945
                                                                        -----------             -----------

     Gross profit                                                       214,508,614             188,614,341

Selling, administrative and general expenses                            182,415,395             160,260,373

Depreciation and amortization                                            11,512,712              10,607,565
                                                                        -----------             -----------

     Operating income                                                    20,580,507              17,746,403

Net interest expense                                                      4,438,407               3,671,770
                                                                        -----------             -----------

     Earnings before income taxes                                        16,142,100              14,074,633

Taxes on earnings                                                         5,811,000               5,207,000
                                                                        -----------             -----------

     Net earnings                                                      $ 10,331,100            $  8,867,633
                                                                        ===========             ===========

Net earnings per common share:
       Primary                                                         $       0.75            $       0.65
                                                                        ===========             ===========
       Fully diluted                                                   $       0.65            $       0.57
                                                                        ===========             ===========

Number of shares used to compute net
     earnings per share:
     Primary                                                             13,823,597              13,610,397
                                                                        ===========             ===========
     Fully diluted                                                       18,419,272              18,349,888
                                                                        ===========             ===========

Dividends declared per share                                           $      0.030            $      0.030
                                                                        ===========             ===========





See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JULY 30, 1994 AND JULY 31, 1993
                                  (UNAUDITED)
                                                                       July 30, 1994           July 31, 1993
                                                                       -------------           -------------
Cash flows from operating activities:
     Net earnings                                                      $ 10,331,100            $  8,867,633
     Adjustments to reconcile net earnings to net cash
       used in operating activities:
         Depreciation and amortization:
            Fixed assets                                                  7,699,285               6,951,472
            Deferred charges, intangible assets and
               deferred financing costs                                   3,839,661               3,679,361
         Change in:
            Accounts receivable                                            (518,555)             (6,429,267)
            Merchandise inventories                                     (54,180,557)            (59,016,088)
            Prepaid expenses                                             (1,014,022)             (1,779,566)
            Accounts payable                                             (2,106,988)             32,100,725
            Accrued expenses                                             (9,587,437)            (14,132,740)
            Income taxes payable                                          5,033,009               3,595,683
            Other liabilities                                              (217,073)             (2,838,038)
                                                                        -----------             -----------
               Net cash used in operating
                 activities                                             (40,721,577)            (29,000,825)
                                                                        -----------             -----------

Cash flows from investing activities:
     Capital expenditures for:
         Property, plant and equipment                                  (25,170,272)             (9,726,452)
         Other assets                                                    (1,889,521)             (1,433,625)
                                                                        -----------             -----------
               Net cash used in investing activities                    (27,059,793)            (11,160,077)
                                                                        -----------             -----------

Cash flows from financing activities:
     Proceeds from long-term debt                                        65,900,000              33,924,400
     Proceeds from issuance of common stock                                 385,125               2,560,801
     Payment of dividends                                                  (414,945)               (408,714)
                                                                        -----------            ------------
               Net cash provided by financing activities                 65,870,180              36,076,487
                                                                        -----------            ------------

               Net decrease in cash                                      (1,911,190)             (4,084,415)

Cash and cash equivalents at beginning of year                            3,584,032               6,385,467
                                                                        -----------             -----------

Cash and cash equivalents at end of period                             $  1,672,842            $  2,301,052
                                                                        ===========             ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                            $  4,753,554            $  3,759,635
                                                                        ===========             ===========
     Cash paid for income taxes, net                                   $  2,923,516            $  1,611,317
                                                                        ===========             ===========

Non-cash financing activity:
     Conversion of subordinated debt                                   $          -            $  2,671,000
                                                                        ===========             ===========




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

5]   On July 8, 1993, July 19, 1993 and September 6, 1993 Fishers Big Wheel,
Inc. ("Fishers"), Jamesway Corporation ("Jamesway") and Rose's Stores, Inc. ("Rose's), respectively, licensors of the Company, filed for protection under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filings, the Company had outstanding accounts receivable of $6.0 million in the aggregate due from Fishers, Jamesway and Rose's. At July 30, 1994, carried on the balance sheet in Other Assets are deferred lease acquisition costs of $2.7 million attributable to the Rose's license agreement. The Company intends to continue to amortize the deferred lease acquisition costs of the Rose's license agreement through the license termination date of July 30, 1997, since the Company believes, based on its assessment of the likelihood and level of ongoing business with Rose's, that the value of the license agreement supports the historical carrying cost at July 30, 1994. During the first half of fiscal 1995, Jamesway and Rose's closed 113 stores. On August 29, 1994, Jamesway filed its First Amended Plan of Reorganization, and anticipates confirmation of such plan by the end of fiscal 1995. On August 1, 1994, Rose's filed its Plan of Reorganization and anticipates confirmation of such plan by the end of fiscal 1995. On January 5, 1994, Fishers received bankruptcy court approval to conduct liquidation sales in all 54 of its stores. At the completion of the liquidation sales in the first quarter of fiscal 1995, Fishers ceased business operations. The Company does not expect these filings under the Bankruptcy Code, or the aforementioned store closings, to have a material adverse effect on future earnings. Combined sales in Jamesway and Rose's totaled $32.9 million for the six months ended July 30, 1994. Sales in Fishers for the six months ended July 30, 1994 were $1.6 million.

6]   On August 23, 1994, the Company paid in full its Series C Trade Notes in the amount of $2.7 million. Such amount is reflected in the Company's balance sheet at July 30, 1994 in current portion of long-term debt. Concurrent with the redemption of the Series C Trade Notes, the Company received $3.3 million previously held in trust for the benefit of Trade Note holders, which balance is included in the Company's balance sheet at July 30, 1994 in other assets.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.


     All references herein to fiscal 1995 and fiscal 1994 relate to the years ending January 28, 1995 and January 29, 1994, respectively.

Results of Operations

        FIRST SIX MONTHS FISCAL 1995 VERSUS FIRST SIX MONTHS FISCAL 1994


     Net sales increased by $51.8 million to $477.7 million in the first six months of fiscal 1995 from $425.9 million in the first six months of fiscal 1994. Sales in the Company's footwear operations increased by $33.0 million primarily as a result of sales in the newly-acquired SCOA licensed shoe division, coupled with an increase in the number of Parade of Shoes stores in operation during the first six months of fiscal 1995 versus the first six months of fiscal 1994. The sales increase in footwear operations was partially offset by a 3.5% decrease in comparable retail footwear store sales (Comparable retail footwear sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes and Fayva shoe stores which were open in corresponding weeks of the two comparison periods.), a decrease in the number of discount licensed shoe departments and Fayva shoe stores in operation during the first six months of fiscal 1995 versus the first six months of fiscal 1994, and a $3.2 million decrease in wholesale footwear sales. Sales in the Company's specialty apparel operations increased by $18.8 million due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the first six months of fiscal 1995 over the first six months of fiscal 1994, coupled with a 7.7% increase in comparable store sales. (Comparable specialty apparel store sales increases/ decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.)

     Cost of sales constituted 55.1% of sales in the first six months of fiscal 1995 as compared to 55.7% of sales in the first six months of fiscal 1994.
Cost of sales in the Company's footwear operations was 56.1% of sales in the first six months of fiscal 1995 as compared to 56.5% of sales in the first six months of fiscal 1994. The decrease in such percentage was primarily attributable to a change in the relative mix of sales (the Company's newly acquired SCOA licensed shoe division has a lower cost of sales as compared to the cost of sales in the Company's other footwear divisions), coupled with a decrease in wholesale footwear sales, which have a higher cost of sales than retail sales, partially offset by an increase in markdowns as a percentage of sales and a lower initial markup on merchandise purchases. Cost of sales in the specialty apparel operations was 51.0% of sales in the first six months of fiscal 1995 as compared to 51.8% of sales in the first six months of fiscal 1994 primarily due to a higher initial markup on merchandise purchases.

     Selling, administrative and general expenses increased $22.2 million or 13.8% in the first six months of fiscal 1995 as compared to the first six months of fiscal 1994 primarily due to the SCOA acquisition and the increase in the number of Parade of Shoes stores, Casual Male Big & Tall stores and Work 'n Gear stores in operation during the period. As a percentage of sales, selling, administrative and general expenses were 38.2% in the first six months of fiscal 1995 as compared to 37.6% in the first six months of fiscal 1994. This increase was due primarily to the SCOA acquisition, the increase in sales in specialty apparel and shoe stores and the decrease in wholesale footwear sales, which have lower selling, administrative and general expenses than retail sales. Selling, administrative and general expenses in the Company's footwear operations were 37.2% of sales in the first six months of fiscal 1995 as compared to 36.7% of sales in the first six months of fiscal 1994 primarily as result of a change in the relative mix of sales (the Company's newly acquired SCOA licensed shoe division has higher selling, administrative and general expenses as compared to those in the Company's other footwear divisions), and the decrease in wholesale footwear sales, which have lower selling, administrative and general expenses than retail sales. Selling, administrative and general expenses in the Company's specialty apparel operations were 42.1% of sales in the first six months of fiscal 1995 as compared to 41.9% in the first six months of fiscal 1994.

     Depreciation and amortization expense increased by $905,000 in the first six months of fiscal 1995 as compared to the first six months of fiscal 1994 due to an increase in depreciable and amortizable assets.

     As a result of the above described effects, the Company's operating income increased by 16.0% to $20.6 million in the first six months of fiscal 1995 from $17.7 million in the first six months of fiscal 1994. As a percentage of sales, operating income was 4.3% in the first six months of fiscal 1995 as compared to 4.2% in the first six months of fiscal 1994.

     Net interest expense increased $767,000 to $4.4 million in the first six months of fiscal 1995 from $3.7 million in the first six months of fiscal 1994 primarily due to higher levels of borrowings.

     Taxes on earnings for the first six months of fiscal 1995 were $5.8 million, yielding an effective tax rate of 36.0%, as compared to taxes of $5.2 million, yielding an effective tax rate of 37.0% in the first six months of fiscal 1994.

     Net earnings for the first six months of fiscal 1995 were $10.3 million as compared to earnings of $8.9 million in the first six months of 1994, an increase of 16.5%.


          SECOND QUARTER FISCAL 1995 VERSUS SECOND QUARTER FISCAL 1994


     Net sales increased by $23.8 million to $256.3 million in the second quarter of fiscal 1995 from $232.5 million in the second quarter of fiscal 1994. Sales in the Company's footwear operations increased by $15.0 million primarily as a result of sales in the newly-acquired SCOA licensed shoe division, coupled with an increase in the number of Parade of Shoes stores in operation during the second quarter of fiscal 1995 versus the second quarter of fiscal 1994. The sales increase in footwear operations was partially offset by a $6.5 million reduction in wholesale footwear sales, a 3.9% decrease in comparable retail footwear store sales and a decrease in the number of discount licensed shoe departments and Fayva shoe stores in operation during the second quarter of fiscal 1995 versus the second quarter of fiscal 1994. Sales in the Company's specialty apparel operations increased by $8.8 million due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the second quarter of fiscal 1995 over the second quarter of fiscal 1994 coupled with a 4.4% increase in comparable apparel store sales.

     Cost of sales constituted 54.2% of sales in the second quarter of fiscal 1995 as compared to 56.6% of sales in the second quarter of fiscal 1994. Cost of sales in the Company's footwear operations was 55.2% of sales in the second quarter of fiscal 1995 as compared to 57.7% of sales in the second quarter of fiscal 1994. The decrease in such percentage was primarily due to a change in the relative mix of sales (the Company's newly acquired SCOA licensed shoe division has a lower cost of sales as compared to those in the Company's other footwear divisions), coupled with a decrease in wholesale footwear sales and a decrease in markdowns as a percentage of sales, partially offset by a lower initial markup on merchandise purchases. Cost of sales in the specialty apparel operations was 50.2% of sales in the second quarter of fiscal 1995 as compared to 51.6% of sales in the second quarter of fiscal 1994 due to a higher initial markup on merchandise purchases and a decrease in markdowns and shrinkage as a percentage of sales.

Selling, administrative and general expenses increased $14.4 million or 17.3% in the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994 primarily due to the SCOA acquisition and the increase in the number of Parade of Shoes stores, Casual Male Big & Tall stores and Work 'n Gear stores in operation during the period. As a percentage of sales, selling, administrative and general expenses were 38.2% in the second quarter of fiscal 1995 as compared to 35.9% in the second quarter of fiscal 1994. The increase was due to the SCOA acquisition and the increase in sales in specialty apparel and shoe stores. Selling, administrative and general expenses in the Company's footwear operations were 37.3% of sales in the second quarter of fiscal 1995 as compared to 35.1% of sales in the second quarter of fiscal 1994, primarily as a result of a change in the relative mix of sales (the Company's newly acquired SCOA licensed shoe division has higher selling, administrative and general expenses as compared to those in the Company's other footwear divisions), and a decrease in wholesale footwear sales, which have lower selling, administrative and general expenses than retail sales. Selling, administrative and general expenses in the Company's specialty apparel operations were 41.8% of sales in the second quarter of fiscal 1995 as compared to 39.6% of sales in the second quarter of fiscal 1994 due to higher selling payroll and occupancy costs as a percentage of sales.

     Depreciation and amortization expense increased by $613,000 in the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994 due to an increase in depreciable and amortizable assets.

     As a result of the above described effects, the Company's operating income increased by 11.7% to $13.4 million in the second quarter of fiscal 1995 from $12.0 million in the second quarter of fiscal 1994. As a percentage of sales, operating income was 5.2% in the second quarter of fiscal 1995 and the second quarter of fiscal 1994.

     Net interest expense increased $387,000 to $2.2 million in the second quarter of fiscal 1995 from $1.8 million in the second quarter of fiscal 1994 primarily due to higher levels of borrowings.

     Taxes on earnings for the second quarter of fiscal 1995 were $4.0 million, yielding an effective tax rate of 36.0%, as compared to taxes of $3.7 million, yielding an effective tax rate of 37.0% in the second quarter of fiscal 1994.

     Net earnings for the second quarter of fiscal 1995 were $7.1 million as compared to earnings of $6.4 million in the second quarter of 1994, an increase of 11.7%.


Financial Condition

                     JULY 30, 1994 VERSUS JANUARY 29, 1994


     Merchandise inventories at July 30, 1994 were higher than at January 29, 1994 primarily due to a seasonal increase in the average inventory level per location and an increase in the total number of licensed shoe departments and specialty footwear and apparel stores in operation.

     The increase in net property, plant and equipment is the result of the Company incurring capital expenditures of $25.2 million in the first half of fiscal 1995, primarily for the opening of new stores and the renovation of existing units.

     The ratio of accounts payable to merchandise inventory was 31.9% at July 30, 1994 as compared to 38.9% at January 29, 1994. This decrease is primarily the result of the Company's decision to reduce the average financing terms of its foreign purchases, coupled with the acquisition of inventory for new licensed departments, primarily in the Company's SCOA division.

     Debt increased to $219.1 million at July 30, 1994 from $154.7 million at January 29, 1994 primarily due to additional borrowings under the Company's revolving line of credit to meet seasonal and new licensed department and retail store working capital needs and to fund capital expenditures.

Liquidity and Capital Resources

     As a result of an amendment dated April 29, 1994 increasing the aggregate commitment amount from $215 million (the "Amendment"), the Company has a $250 million revolving credit facility on an unsecured basis with Shawmut Bank, N.A., The First National Bank of Boston, Fleet Bank of Massachusetts, N.A., Citizens Savings Bank, National Westminster Bank USA, Fuji Bank, Ltd., The Yasuda Trust and Banking Company, Ltd. and Standard Chartered Bank (the "Banks"). Pursuant to the Amendment, the aggregate commitment amount will be reduced by $10 million on each December 29th of 1994, 1995 and 1996.
Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires in June, 1997. As of July 30, 1994, the Company had outstanding obligations under the revolving credit facility of $234.3 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

     Following is a table showing actual and planned store openings by division for fiscal 1995:


                                       Actual Openings               Planned Openings             Total
                                        First - Second                Third - Fourth          Actual/Planned
     Division                        Quarter Fiscal 1995            Quarter Fiscal 1995          Openings
     --------                        -------------------            -------------------          --------
     Licensed/Wholesale                    285                               99                    384
     Parade of Shoes                        26                               16                     42
     Fayva                                   2                                0                      2
     Casual Male                            20                               40                     60
     Work 'n Gear                            2                                8                     10


     The majority of the licensed department openings are in the Company's SCOA subsidiary, and are primarily a result of the acquisition of licensed shoe departments previously operated by Wohl Shoe Company ("Wohl"), a subsidiary of Brown Group Retail, Inc. Wohl had previously announced that it is discontinuing its licensed footwear operations.

     Offsetting the above store openings, the Company has closed 335 licensed/wholesale departments (including aforementioned Jamesway, Rose's and Fishers licensed departments and 149 wholesale footwear departments in the Caldor chain, to which the Company has ceased supplying shoes), 8 Parade of Shoes stores and 17 Fayva stores during the first half of fiscal 1995, and has plans to close approximately an additional 6 licensed departments, 20 Fayva stores and 5 Parade of Shoes stores during the third and fourth quarters of fiscal 1995.

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

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    (a) The registrant's annual meeting of stockholders was held on June 7, 1994 (the "Meeting").

    (b) Messrs. Thomas H. Lee and Stanley Simon were elected Class II directors at the Meeting for a three year term. The term of office for the following directors continued after the Meeting: Sherman N. Baker, J. Christopher Clifford, Ervin D. Cruce, David Pulver, Melvin
         M. Rosenblatt and Jerry M. Socol.

    (c) The stockholders voted on the election of two Class II directors, a proposal to approve the 1994 Equity Incentive Plan and the ratification of the selection of KPMG Peat Marwick as independent auditors for the fiscal year ending January 28, 1995.

         The following votes were cast at the Meeting with respect to each nominee for Class II director:

                                                                             Total vote
                                                   Total vote for            withheld from
                                                   each director             each director
                                                   --------------            --------------
                 Thomas H. Lee                      9,977,473                 83,080

                 Stanley Simon                     10,048,739                 11,814

         The following votes were cast with respect to the approval of the 1994 Equity Incentive Plan:

                 For:                                 8,535,613
                 Against:                               638,218
                 Abstain:                                22,774
                 Broker non-votes:                      863,948

         The following votes were cast with respect to the ratification of auditors:

                 For:                                10,055,143
                 Against:                                 2,543
                 Abstain:                                 2,867


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





                                        J. BAKER, INC.





                                        By:/s/Alan I. Weinstein
                                           ---------------------------------
                                           Alan I. Weinstein
                                           Senior Executive Vice President
                                           and Principal Financial Officer

Date:    Canton, Massachusetts
         September 12, 1994




                                        By:/s/Philip Rosenberg
                                           ---------------------------------
                                           Philip Rosenberg
                                           First Senior Vice President and
                                           Treasurer (Chief Accounting Officer)

Date:    Canton, Massachusetts
         September 12, 1994

                                 EXHIBIT INDEX


EXHIBIT                                                                                                  PAGE NO.
- -------                                                                                                  --------
10. MATERIAL CONTRACTS
    ------------------

    (.01)  Amendment to Employment Agreement, between J. Baker, Inc. and Alan I. Weinstein,                 **
           dated April 27, 1994.

    (.02)  Amendment to Employment Agreement, between J. Baker, Inc. and Larry I. Kelley,                   **
           dated April 27, 1994.

    (.03)  Amendment to Employment Agreement, between J. Baker, Inc. and Linda B. Kanner,                   **
           dated April 27, 1994.

11. COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE                                             **
    -----------------------------------------------------------

27. FINANCIAL DATA SCHEDULE                                                                                 **
    -----------------------