Form 10-Q
period 1994-10-29
BAKER J INC
filed 1994-12-09
CIK 792570

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October 29, 1994
__

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

                              YES   X     NO _____

The number of shares outstanding of the registrant's common stock as of October 29, 1994 was 13,840,247.


                        J. BAKER, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
               October 29, 1994 (unaudited) and January 29, 1994


                                                       October 29,    January 29,
     Assets                                               1994          1994
     ------                                               ----          ----
Current assets:
  Cash and cash equivalents                          $  1,700,599    $  3,584,032
  Accounts receivable                                  33,078,706      31,903,690
  Merchandise inventories                             347,163,592     278,220,413
  Prepaid expenses                                      9,008,116       6,672,008
  Deferred income taxes                                         -       1,664,475
                                                     ------------    ------------
         Total current assets                         390,951,013     322,044,618

Property, plant and equipment, at cost:
  Land and buildings                                   24,957,521      24,114,820
  Furniture, fixtures, machinery and equipment        109,532,575      87,993,608
  Leasehold improvements                               45,529,842      32,715,145
                                                     ------------    ------------
                                                      180,019,938     144,823,573
  Less accumulated depreciation                        51,654,760      39,256,180
                                                     ------------    ------------
         Net property, plant and equipment            128,365,178     105,567,393

Deferred income taxes                                   1,210,000       1,210,000
Other assets                                           68,457,687      73,674,470
                                                     ------------    ------------
                                                     $588,983,878    $502,496,481
                                                     ============    ============
     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:
  Current portion of long-term debt                  $  1,500,000    $  2,636,300
  Accounts payable                                    111,237,546     108,262,923
  Accrued expenses                                     17,829,653      24,050,766
  Income taxes payable                                  5,397,440               -
                                                     ------------    ------------
         Total current liabilities                    135,964,639     134,949,989
                                                     ------------    ------------

Other liabilities                                      12,084,919      12,794,652
Long-term debt, net of current portion                147,900,000      77,000,000
Senior subordinated debt                                5,851,718       7,312,366
Convertible subordinated debt                          70,353,000      70,353,000

Stockholders' equity                                  216,829,602     200,086,474
                                                     ------------    ------------
                                                     $588,983,878    $502,496,481
                                                     ============    ============




See accompanying notes to consolidated financial statements.


                        J. BAKER, INC. AND SUBSIDIARIES
                      Statements of Consolidated Earnings
          For the quarters ended October 29, 1994 and October 30, 1993
                                  (Unaudited)


                                                Quarter           Quarter
                                                 Ended             Ended
                                           October 29, 1994   October 30, 1993
                                           ----------------   ----------------
Sales                                         $262,015,105      $224,421,263

Cost of sales                                  142,666,363       124,364,264
                                              ------------      ------------

    Gross profit                               119,348,742       100,056,999

Selling, administrative and general expenses    99,803,257        82,461,518

Depreciation and amortization                    6,689,277         5,615,793
                                              ------------      ------------

    Operating income                            12,856,208        11,979,688

Net interest expense                             2,555,094         2,062,716
                                              ------------      ------------

    Earnings before taxes                       10,301,114         9,916,972

Taxes on earnings                                3,709,000         3,431,000
                                              ------------      ------------

    Net earnings                              $  6,592,114      $  6,485,972
                                              ============      ============

Net earnings per common share:

    Primary                                   $       0.47      $       0.48
                                              ============      ============

    Fully diluted                             $       0.40      $       0.40
                                              ============      ============

Number of shares used to compute
  earnings per common share:

    Primary                                     13,838,427        13,708,174
                                              ============      ============
    Fully diluted                               18,377,716        18,380,984
                                              ============      ============

Dividends declared per share                  $       .015      $       .015
                                              ============      ============






See accompanying notes to consolidated financial statements.


                        J. BAKER, INC. AND SUBSIDIARIES
                      Statements of Consolidated Earnings
        For the nine months ended October 29, 1994 and October 30, 1993
                                  (Unaudited)




                                              Nine Months       Nine Months
                                                 Ended              Ended
                                            October 29, 1994  October 30, 1993
                                            ----------------  ----------------
Sales                                         $739,689,289      $650,337,549

Cost of sales                                  405,831,933       361,666,209
                                              ------------      ------------

    Gross profit                               333,857,356       288,671,340

Selling, administrative and general expenses   282,218,652       242,721,891

Depreciation and amortization                   18,201,989        16,223,358
                                              ------------      ------------
    Operating income                            33,436,715        29,726,091

Net interest expense                             6,993,501         5,734,486
                                              ------------      ------------


    Earnings before income taxes                26,443,214        23,991,605

Taxes on earnings                                9,520,000         8,638,000
                                              ------------      ------------


    Net earnings                              $ 16,923,214      $ 15,353,605
                                              ============      ============

Net earnings per common share:

    Primary                                   $       1.22      $       1.13
                                              ============      ============

    Fully diluted                             $       1.05      $       0.97
                                              ============      ============


Number of shares used to compute
 earnings per common share:
    Primary                                     13,828,551        13,642,992
                                              ============      ============
    Fully diluted                               18,402,529        18,320,324
                                              ============      ============


Dividends declared per share                  $       .045      $       .045
                                              ============      ============








See accompanying notes to consolidated financial statements.


                        J. BAKER, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
        For the nine months ended October 29, 1994 and October 30, 1993
                                  (Unaudited)

                                                       October 29, 1994  October 30, 1993
                                                       ----------------  ----------------
Cash flows from operating activities:
    Net earnings                                        $ 16,923,214       $ 15,353,605
    Adjustments to reconcile net earnings to net cash
      used in operating activities:
      Depreciation and amortization:
        Fixed assets                                      12,403,570         10,674,736
        Deferred charges, intangible assets and
           deferred financing costs                        5,837,770          5,583,523
      Change in:
        Accounts receivable                               (1,175,016)       (10,617,381)
        Merchandise inventories                          (68,943,179)       (84,928,149)
        Prepaid expenses                                  (2,783,787)        (2,144,461)
        Accounts payable                                   2,974,623         31,772,438
        Accrued expenses                                  (6,221,113)       (13,084,556)
        Income taxes payable                               7,061,915          6,610,280
        Other liabilities                                   (619,985)        (2,890,306)
                                                        ------------       ------------
           Net cash used in operating
            activities                                   (34,541,988)       (43,670,271)
                                                        ------------       ------------

Cash flows from investing activities:
    Capital expenditures for:
      Property, plant and equipment                      (35,201,355)       (18,372,311)
      Other assets                                          (223,704)        (1,808,588)
                                                        ------------       ------------

           Net cash used in investing activities         (35,425,059)       (20,180,899)
                                                        ------------       ------------

Cash flows from financing activities:
    Proceeds from long-term debt                          70,900,000         59,924,400
    Repayment of senior debt                              (2,636,300)                 -
    Proceeds from issuance of common stock                   442,454          2,832,494
    Payment of dividends                                    (622,540)          (614,498)
                                                        ------------       ------------
           Net cash provided by financing activities      68,083,614         62,142,396
                                                        ------------       ------------

           Net decrease in cash                           (1,883,433)        (1,708,774)

Cash and cash equivalents at beginning of year             3,584,032          6,385,467
                                                        ------------       ------------

Cash and cash equivalents at end of period              $  1,700,599       $  4,676,693
                                                        ============       ============


Supplemental disclosure of cash flow information:
    Cash paid for interest                              $  6,817,512       $  3,921,179
                                                        ============       ============
    Cash paid for income taxes, net                     $  1,765,154       $  2,027,720
                                                        ============       ============

Non-cash financing activity:
    Conversion of subordinated debt                     $          -       $  2,671,000
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

3] On November 19, 1993, the Company acquired 83% of the outstanding common stock and all of the outstanding preferred stock of Tishkoff Enterprises, Inc. of Columbus, Ohio ("TEI"), an operator of full-service, semi-service and self- service licensed shoe departments in department stores, specialty stores and discount stores. The 83% interest in the outstanding common stock was acquired from certain TEI stockholders in exchange for 68,197 shares of the Company's common stock (16,769 of which shares are being withheld from TEI stockholders for up to two years and are available as a set-off to satisfy any claims of the Company for indemnification that may arise) and the right to receive payments equal in the aggregate to 8.3% of the consolidated pre-tax earnings of TEI over a six year period commencing January 29, 1994, with a maximum aggregate payment of $4,980,000. The acquisition of all of the outstanding preferred stock of TEI was made for a payment of $650,000 in cash. On December 13, 1993, the stockholders of TEI approved the merger of JBAK Acquisition Corp., an Ohio corporation and a wholly owned subsidiary of the Company, with and into TEI
(the "Merger") and TEI became a wholly owned subsidiary of the Company.   In
connection with the Merger, the Company paid cash consideration to the remaining TEI stockholders in the amount of $442,000, in payment for the remaining 17% interest in TEI common stock. Subsequent to the Merger, the corporate name of TEI was changed to Shoe Corporation of America, Inc. ("SCOA").

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

5] On July 8, 1993, July 19, 1993 and September 6, 1993 Fishers Big Wheel, Inc. ("Fishers"), Jamesway Corporation ("Jamesway") and Rose's Stores, Inc. ("Rose's), respectively, licensors of the Company, filed for protection under
Chapter 11 of the Bankruptcy  Code.   At the time  of the bankruptcy    filings,
the Company had outstanding  accounts  receivable  of $6.0  million  in  the
aggregate due  from Fishers, Jamesway and Rose's.   At October 29, 1994, carried
on the balance sheet in Other Assets are deferred lease acquisition costs of $2.4 million attributable to the Rose's license agreement. The Company intends to continue to amortize the deferred lease acquisition costs of the Rose's license agreement through the license termination date of July 30, 1997, since the Company believes, based on its assessment of the likelihood and level of ongoing business with Rose's, that the value of the license agreement  supports the historical  carrying cost  at October 29, 1994.
During  the first half  of  fiscal  1995, Jamesway and  Rose's closed 113
stores.   On August 29, 1994, Jamesway filed its First Amended Plan of
Reorganization, and anticipates  confirmation of such plan by the end of fiscal 1995. On August 1, 1994, Rose's filed its Plan of Reorganization and anticipates confirmation of such plan by the end of fiscal 1995. On
December 5,  1994, the Bankruptcy  Court approved a joint  motion filed  by the Company and  Rose's to assume the Company's license agreement with
Rose's. On January 5, 1994, Fishers received bankruptcy court approval to conduct liquidation sales in all 54 of its stores. At the completion of the liquidation sales
in the  first quarter of fiscal  1995, Fishers ceased business  operations.
The Company  does  not  expect  these  filings  under the  Bankruptcy  Code, or  the aforementioned  store closings,  to  have a  material  adverse effect
on  future earnings.   Combined sales in Jamesway  and Rose's totaled $46.9
million for the nine months ended October 29, 1994.   Sales in Fishers for the
nine months  ended October 29, 1994 were $1.6 million.

6]  On August 23, 1994, the Company paid in full its Series C  Trade Notes in
the amount  of $2.6 million.   Concurrent with the  redemption of the  Series C
Trade Notes, $3.3 million previously held in trust for the benefit of Trade Note holders was released to the Company by the Trade Note trustee.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

    All references herein to fiscal 1995, fiscal 1994 and fiscal 1993 relate to the years ending January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

Results of Operations

       FIRST NINE MONTHS FISCAL 1995 VERSUS FIRST NINE MONTHS FISCAL 1994

    Net sales increased by $89.4 million to $739.7 million in the first nine months of fiscal 1995 from $650.3 million in the first nine months of
fiscal 1994.   Sales in  the Company's footwear  operations increased  by $60.8 million primarily as a result of sales in the newly-acquired SCOA licensed shoe division, coupled with an increase in the number of Parade of Shoes stores in operation during the first nine months of fiscal 1995 versus the first nine months of fiscal 1994. The sales increase in footwear operations was partially offset by a 1.4% decrease in comparable retail footwear store sales (Comparable retail footwear sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes and Fayva shoe stores which were open in corresponding weeks of the two comparison periods.), a decrease in the number of discount licensed shoe departments and Fayva shoe stores in operation during the first nine months of fiscal 1995 versus the first nine months of fiscal 1994, and a $15.8 million decrease in wholesale footwear sales (which is a result of the closing of 149 wholesale footwear departments during the second quarter of
fiscal 1995).   Sales in  the Company's specialty  apparel operations increased by $28.6 million due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the first nine months of fiscal 1995 over the first nine months of fiscal 1994, coupled with a 6.1% increase in comparable store sales. (Comparable specialty apparel store sales increases/ decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.)

    Cost of sales constituted 54.9% of sales in the first nine months of fiscal 1995 as compared to 55.6% in the first nine months of fiscal 1994. Cost of sales in the Company's footwear operations was 55.8% of sales in the first nine months of fiscal 1995 as compared to 56.6% of sales in the first nine months of fiscal 1994. The decrease in such percentage was primarily attributable to a change in the relative mix of sales (the Company's newly acquired SCOA licensed shoe division has a lower cost of sales as compared to the cost of sales in the Company's other footwear divisions), coupled with a decrease in wholesale footwear sales, which have a higher cost of sales than retail sales, partially offset by an increase in markdowns as a percentage of sales and a lower initial markup on merchandise purchases. Cost of sales in the Company's specialty apparel operations was 51.0% of sales in the first nine months of fiscal 1995 as compared to 51.3% of sales in the first nine months of fiscal 1994. The decrease in such percentage is primarily attributable to a higher initial markup on merchandise purchases, partially offset by an increase in markdowns as a percentage of sales.

        Selling, administrative and general expenses increased by $39.5 million in the first nine months of fiscal 1995 from the first nine months of fiscal 1994, primarily due to the SCOA acquisition and the increase in the number of Parade of Shoes stores, Casual Male Big & Tall stores and Work 'n Gear stores in operation during the period. As a percentage of sales, selling, administrative and general expenses were 38.2% in the first nine months of fiscal 1995 as compared to 37.3% in the first nine months of fiscal 1994.
This increase was due primarily to the SCOA acquisition, the increase in sales
in specialty apparel and shoe stores and the  decrease   in   wholesale
footwear   sales,  which   have lower   selling, administrative and  general
expenses than retail sales. Selling, administrative and general expenses in the Company's footwear operations were 37.4% of sales in the first nine months of fiscal 1995 as compared to 36.6% of sales in the first nine months of fiscal 1994 primarily as result of a change in the relative mix of sales (the Company's newly acquired SCOA licensed shoe division has higher selling, administrative and general expenses as compared to those in the Company's other footwear divisions), and the decrease in wholesale footwear sales. Selling, administrative and general expenses in the Company's specialty apparel operations were 41.3% of sales in the first nine months of fiscal 1995 as compared to 40.6% in the first nine months of fiscal 1994, primarily due to an increase in store level expenses.

    Depreciation and amortization expense increased by $2.0 million in the first nine months of fiscal 1995 over the first nine months of fiscal 1994 due to an increase in depreciable assets and amortizable assets.

    As a result of the above described effects, the Company's operating income increased 12.5% to $33.4 million in the first nine months of fiscal 1995. As a percentage of sales, operating income was 4.5% in the first nine months of fiscal 1995 as compared to 4.6% in the first nine months of fiscal 1994.

    Net interest expense increased to $7.0 million in the first nine months of fiscal 1995 from $5.7 million in the first nine months of fiscal 1994 primarily due to higher levels of borrowings.

    Taxes on earnings for the first nine months of fiscal 1995 were $9.5 million as compared to taxes on earnings of $8.6 million, yielding an effective tax rate of 36.0% in the first nine months of both fiscal 1995 and fiscal 1994.

    Net earnings for the first nine months of fiscal 1995 were $16.9 million as compared to net earnings of $15.4 million the first nine months of fiscal 1994, an increase of 10.2%.

          THIRD QUARTER FISCAL 1995 VERSUS THIRD QUARTER FISCAL 1994

    In the third quarter of fiscal 1995, net sales increased by $37.6 million or 16.8% over net sales in the third quarter of fiscal 1994. Sales in the Company's footwear operations increased by $27.8 million primarily as a result of sales in the newly-acquired SCOA licensed shoe division, coupled with an increase in the number of Parade of Shoes stores in operation during the third quarter of fiscal 1995 versus the third quarter of fiscal 1994 and a 2.6%
increase in comparable retail footwear sales.   The sales increase in footwear
operations was partially offset by a $12.5 million reduction in wholesale footwear sales and a decrease in the number of discount licensed shoe departments and Fayva shoe stores in operation during the third quarter
of fiscal  1995 versus the  third quarter of fiscal 1994.   Sales in  the
Company's specialty apparel operations increased by $9.8 million due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the third quarter of fiscal 1995 over the third quarter of fiscal 1994, coupled with a 3.2% increase in comparable apparel store sales.

    Cost of sales constituted 54.4% of sales  in the third quarter of fiscal
1995 as compared to 55.4%  in the third quarter of fiscal 1994.   Cost of sales
in the Company's footwear operations was 55.4% of sales in the third quarter of fiscal 1995 as compared to 56.6% of sales in the third quarter of fiscal
1994.   The decrease in such percentage was primarily due to a change in  the relative mix of sales (the Company's newly acquired SCOA licensed shoe division has a lower cost of sales as compared to those in the Company's other footwear divisions), coupled with a decrease in wholesale footwear sales, partially offset by an increase in markdowns as a percentage of sales. Cost
of  sales in the Company's   specialty apparel operations  was 50.8% of  sales
in the third quarter of fiscal 1995 as compared to 50.5% of sales in the third quarter of fiscal 1994. The increase in such percentage is primarily attributable to an increase in markdowns as a percentage of sales, partially offset by higher initial markup on merchandise purchases.

    Selling, administrative and general expenses increased by $17.3 million in the third quarter of fiscal 1995 from the third quarter of fiscal 1994, primarily due to the SCOA acquisition and the increase in the number of Parade of Shoes stores, Casual Male Big & Tall stores and Work 'n Gear stores
in operation during the  period.   As  a percentage  of  sales, selling,
administrative and general expenses were 38.1% in the third quarter of fiscal 1995 as compared to 36.7% in the third quarter of fiscal 1994. The increase was due to the SCOA acquisition, the increase in sales in specialty apparel and shoe stores and the decrease in wholesale footwear sales, which have lower selling, administrative and general expenses than retail sales. Selling, administrative and general expenses in the Company's footwear operations were 37.7% of sales in the third quarter of fiscal 1995 as compared to 36.4% of sales in the third quarter of fiscal 1994, primarily as a result of a change in the relative mix of sales (the Company's newly acquired SCOA licensed shoe division has higher selling, administrative and general expenses as compared to those in the Company's other footwear
divisions), and a decrease in wholesale footwear sales.   Selling,
administrative and general expenses in the Company's specialty apparel operations were 39.8% of sales in the third quarter of fiscal 1995 as compared to 38.2% of sales in the third quarter of fiscal 1994 due to higher store level expenses.

    Depreciation and amortization increased by $1.1 million in the third quarter of fiscal 1995 over the third quarter of fiscal 1994 due to an increase in depreciable and amortizable assets.

    As a result of the above described effects, the Company's operating income increased 7.3% to $12.9 million in the third quarter of fiscal 1995
over  the third quarter  of fiscal 1994.   As a  percentage of sales, operating
income was 4.9% in the third quarter of fiscal 1995 as compared to 5.3% in the third quarter of fiscal 1994.

    Net interest expense increased to $2.6 million in the third quarter of fiscal 1995 from $2.1 million in the third quarter of fiscal 1994 primarily due to higher levels of borrowings.

    Taxes on earnings for the third quarter of fiscal 1995 were $3.7 million, yielding an effective tax rate of 36.0% as compared to taxes of $3.4 million, yielding an effective tax rate of 34.6% in the third quarter of fiscal 1994.

    Net earnings for the third quarter of fiscal 1995 were $6.6 million as compared to earnings of $6.5 million in the third quarter of fiscal 1994, an increase of 1.6%.


Financial Condition

                    OCTOBER 29, 1994 VERSUS JANUARY 29, 1994

    Merchandise inventories at October 29, 1994 were higher than at January 29, 1994 primarily due to a seasonal increase in the average inventory level per location and an increase in the total number of licensed shoe departments and specialty footwear and apparel stores in operation.

    The increase in net property, plant and equipment is the result of the Company incurring capital expenditures of $35.2 million in the first nine months of fiscal 1995, primarily for the opening of new stores and the renovation of existing units.

    The ratio of accounts payable to merchandise  inventory was 32.0% at
October 29, 1994  as compared to 38.9% at  January 29, 1994.   This decrease is
primarily the result of the Company's decision to reduce the average financing terms of its foreign purchases, coupled with the acquisition of inventory for new licensed departments, primarily in the Company's SCOA division.

    Debt increased to $224.1 million at October 29, 1994 from $154.7 million at January 29, 1994 primarily due to additional borrowings under the Company's revolving line of credit to meet seasonal and new licensed department and retail store working capital needs and to fund capital expenditures.

Liquidity and Capital Resources

    As a result of an amendment dated April 29, 1994 increasing the aggregate commitment amount from $215 million, the Company has a $250 million revolving credit facility on an unsecured basis with Shawmut Bank, N.A., The First National Bank of Boston, Fleet Bank of Massachusetts, N.A., Citizens Savings Bank, National Westminster Bank USA, Fuji Bank, Ltd., The Yasuda Trust and Banking Company, Ltd. and Standard Chartered Bank (the "Banks"). As amended to date, the aggregate commitment amount under this revolving credit facility will be reduced by $10 million on each December
30th of 1995  and 1996.   Borrowings under the revolving credit facility bear
interest at variable rates  and, at the discretion of the Company, can be in
the form of loans, bankers'  acceptances and letters of credit.   This
facility expires  in June,  1997.   As of  October 29,  1994, the Company had
outstanding obligations under the revolving credit facility of $235.6 million, consisting of loans, obligations under bankers' acceptances and letters of credit.


    Following is a table showing actual and planned store openings by division for fiscal 1995:

                                  Actual Openings              Planned Openings                 Total
                                   First - Third                   Fourth                    Actual/Planned
    Division                    Quarter Fiscal 1995           Quarter Fiscal 1995              Openings
    --------                    -------------------           -------------------               ------

    Licensed/Wholesale                357                            34                          391
    Parade of Shoes                    39                             6                           45
    Fayva                               2                             0                            2
    Casual Male                        49                            16                           65
    Work 'n Gear                        7                             2                            9


    The majority of the licensed department openings are in the Company's SCOA subsidiary, and are primarily a result of the acquisition of licensed shoe departments previously operated by Wohl Shoe Company ("Wohl"), a subsidiary of Brown Group Retail, Inc. Wohl had previously announced that it is discontinuing its licensed footwear operations.

    Offsetting the above store openings, the Company has closed
340 licensed/wholesale departments (including aforementioned Jamesway, Rose's and Fishers licensed departments and 149 wholesale footwear departments in the Caldor chain, to which the Company has ceased supplying shoes), 8 Parade of Shoes stores and 21 Fayva stores during the first nine months of fiscal 1995, and has plans to close approximately an additional 37 licensed departments, 10 Fayva stores and 6 Parade of Shoes stores during the fourth quarter of fiscal 1995.

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





                                                J. BAKER, INC.





                                   By:/s/Alan  I.  Weinstein
                                      _________________________________________
                                      Alan I. Weinstein
                                      Senior Executive Vice President
                                      and Principal Financial Officer
Date: Canton, Massachusetts
      December 9, 1994




                                   By:/s/Philip Rosenberg
                                      _________________________________________
                                      Philip Rosenberg
                                      First Senior Vice President and Treasurer
                                      (Chief Accounting Officer)

Date: Canton, Massachusetts
      December 9, 1994

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


                              ___________________


                                    EXHIBITS

                                   Filed with

                         Quarterly Report on Form 10-Q

                                       of

                                 J. BAKER, INC.

                              555 Turnpike Street

                               Canton, MA  02021

                     For the Quarter ended October 29, 1994


                                 EXHIBIT INDEX


Exhibit
- - --------
4.      Instruments Defining the Rights of Security Holders, Including Indentures
        -------------------------------------------------------------------------

        (.01) Third Amendment Agreement to Revolving Credit and Loan Agreement by and among JBI, Inc., et al, and Shawmut Bank, N.A., et al, dated December 1, 1994.

11.     Computation of Primary and Fully Diluted Earnings Per Share
        -----------------------------------------------------------

27.     Financial Data Schedule
        -----------------------

