Form 10-K
period 1995-01-28
BAKER J INC
filed 1995-04-26
CIK 792570

             SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          FORM 10-K
(Mark One)
  [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended January 28, 1995
                            OR
  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 Commission file Number 0-14681
                        J. BAKER, INC.
      (Exact name of registrant as specified in its charter)
        Massachusetts               04-2866591
 (State of Incorporation)   (I.R.S. Employer Identification Number)
               555 Turnpike Street, Canton, Massachusetts  02021
                   (Address of principal executive offices)

                         (617) 828-9300
         (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:
                             NONE

     Securities registered pursuant to Section 12(g) of the Act:
               Common Stock, par value $.50 per share
             7% Convertible Subordinated Notes Due 2002
                 Preferred Stock Purchase Rights
                         (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
 Form 10-K.                                                  [   ]


The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [ X ]    No

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $201,410,517 as of March 31, 1995 (based on the last reported sales price of the registrant's stock in the over-the-counter market on such date).

The number of shares outstanding of the registrant's common stock as of March 31, 1995 was 13,846,637.

              DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement for the 1995
Annual Meeting of Stockholders are incorporated by reference in
Part III.

                          J. Baker, Inc.
                         Form 10-K Report
                    Year Ended January 28, 1995
                             Part I

DESCRIPTION OF BUSINESS

General

          J. Baker, Inc. ("J. Baker" or the "Company", which term shall include all subsidiaries of the Company) is engaged in the retail sale of footwear and apparel. The Company sells footwear through self-service licensed shoe departments in mass merchandising department stores, through full and semi-service licensed shoe departments in department and specialty stores and through its Fayva chain of self-selection family shoe stores and its Parade of Shoes chain of women's shoe stores. In all of these operations, the Company emphasizes the sale of quality footwear at comparatively low prices. The Company is engaged in the retail sale of apparel through its chain of Casual Male Big & Tall men's stores which sells sportswear to the larger size man, and through its chain of Work 'n Gear work clothing stores which sell utility workwear, uniforms and personalized work clothes, as well as uniforms for laboratory and medical purposes.

          The Company's businesses are seasonal, with its largest footwear volume generated in the Easter, back to school and Christmas seasons. The Casual Male Big & Tall division does its largest sales volumes in June (Father's Day) and the Christmas season, and the Work 'n Gear stores generate their largest sales volume during the second half of the fiscal year. On a combined basis, sales during the second half of each fiscal year have consistently exceeded those during the first half of the year. Unseasonable weather may affect sales of shoes and boots as well as of work clothing, especially during the traditional high-volume periods.

          The Company is required to carry a substantial inventory in order to provide prompt deliveries to its licensed shoe departments, Parade of Shoes, Fayva, Casual Male Big & Tall, and Work 'n Gear stores. Order backlogs, however, are not material to the Company's business. The inventories needed in the operation of the Company's footwear and apparel businesses are currently available from a number of domestic and overseas sources, with no single source accounting for more than seven percent of the Company's merchandise.

          The Company benefits by "most favored nation" provisions in trade agreements between the United States and certain countries in which the Company's suppliers are located. From time to time, the United States Congress has proposed legislation which could result in such provisions being struck from particular trade agreements, which could, in turn, result in higher costs to the Company. There has been extensive Congressional debate with respect to the "most favored nation" provision of the trade agreement between the United States and China which was renewed for one year in July, 1992 and has since been extended through May, 1995. The failure of this provision to be renewed would likely result in substantially increased costs to the Company in the purchase of footwear from China. However, the Company believes that all of its competitors in the footwear industry would be similarly affected.

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

          In its licensed shoe department operations, the Company sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear as well as work shoes and slippers. Most of the shoes offered by the Company in its licensed departments are sold under the Company's trademarks or on an unbranded basis, although the Company also sells name brand merchandise at discounted prices in its mass merchandising licensed accounts.

          On January 30, 1993, the Company acquired all of the outstanding stock of Morse Shoe, Inc. ("Morse"), in a merger whereby Morse became a wholly owned subsidiary of the Company. As an operator of licensed footwear departments and of the Fayva chain of family shoe stores, the merger of Morse into the Company resulted in the addition of approximately 500 licensed shoe departments operated by the Company. For additional information on the acquisition of Morse, see Note 3 to the Consolidated Financial Statements.

          On November 19, 1993, the Company acquired a majority ownership of the outstanding stock of Tishkoff Enterprises, Inc. ("TEI") in a merger with TEI, an operator of full service, semi-service and self service licensed shoe departments in department and specialty stores. The remaining shares of TEI were acquired by the Company on December 13, 1993 and subsequent to the merger, the corporate name of TEI was changed to Shoe Corporation of America ("SCOA"). As of January 28, 1995, SCOA operated 448 licensed footwear departments. For additional information on the acquisition of SCOA, see Note 2 to the Consolidated Financial Statements.

          Merchandise sold by the Company's SCOA division is predominantly in conventional, full service department stores and includes a strong representation of national brands complemented by private label merchandise. A small portion of the licensed department business conducted by SCOA is in specialty apparel accounts. The Company's licensed shoe departments in mass merchandising department stores are operated on a self-service basis, but those departments operated by SCOA in conventional department and specialty stores are on a semi-service, full service or self-service basis. The Company's personnel employed in particular departments are responsible for stocking and layout of shelves, responding to customer inquiries and related administrative tasks.

          The Company and its predecessors have operated licensed shoe departments in mass merchandising department stores for more than forty years. The Company's SCOA division has operated licensed shoe departments in mass merchandising and conventional department and specialty stores for approximately nine years. Sales in licensed departments accounted for 48.9%, 46.5% and 49.9% of the Company's total revenues in the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively. At January 28, 1995, the Company operated a total of 1,690 licensed shoe departments under license agreements with 44 different department and specialty store operators. During fiscal 1995, the Company opened 392 departments and closed 232, representing a net increase of 160 units for the year. The Company's licensed departments are located in forty-two states and in the District of Columbia.

          The Company conducts its licensed department operations under written agreements for fixed terms. Of the 1,690 licensed shoe departments which the Company operated at January 28, 1995, 1,334, or 79% are covered by agreements with terms expiring in less than five years, 49 or 3% are covered by agreements with terms expiring in five to ten years, and 307, or 18% are covered by agreements with terms expiring in more than ten years.

          Of the Company's licensed departments at January 28, 1995, 306 were operated under license with Ames Department Stores, Inc. ("Ames"), a major mass merchandising retailer in the eastern United States. Ames, which had filed for protection under Chapter 11 of the United States Bankruptcy Code in April, 1990, emerged from bankruptcy on January 6, 1993. Pursuant to a stipulation entered into between the Company and Ames, the Company's license agreement was modified, amended and assumed by Ames and the Company settled its $13.7 million pre-petition claim with Ames. For additional information on the Ames bankruptcy, see Note 4 to the Consolidated Financial Statements. For the fiscal year ended January 28, 1995, Ames accounted for 9.5% of the Company's total revenues.

          At January 28, 1995, the Company also operated 92 departments under license in the Jamesway discount department store chain ("Jamesway"), which is concentrated in the mid-Atlantic region of the United States, and 113 licensed departments in the Rose's Stores, Inc. chain ("Rose's"), which stores are concentrated in the southeastern region of the United States. Operations under the agreements with Rose's and Jamesway accounted for a total of 5.8% of the Company's net sales in the year ended January 28, 1995.

          On July 8, 1993, July 19, 1993 and September 6, 1993 Fishers Big Wheel, Inc. ("Fishers", a former licensor of the Company), Jamesway and Rose's, respectively, filed for protection under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filings, the Company had outstanding accounts receivable of $6.0 million in the aggregate due from Fishers, Jamesway and Rose's.

          On August 29, 1994, Jamesway filed its First Amended Plan of Reorganization and on December 12, 1994, its Second Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On January 18, 1995, the Jamesway Plan was consummated and Jamesway emerged from bankruptcy, assumed the Company's license agreement and, on February 1, 1995, paid the Company its pre-petition arrearage.

          On August 1, 1994, Rose's filed its Plan of
 Reorganization, which Plan was confirmed on December 14, 1994. Rose's anticipates consummation of its plan and emergence from bankruptcy on or about April 30, 1995. On December 5, 1994, the Bankruptcy Court approved a joint motion filed by the Company and Rose's to assume the Company's license agreement with Rose's and to cure all pre-petition arrearage owed to the Company. The Company expects to collect its pre-petition arrearage by January, 1996. At January 28, 1995, carried on the balance sheet in Other Assets are deferred lease acquisition costs of $2.2 million attributable to the Rose's license agreement. The Company intends to continue to amortize the deferred lease acquisition costs of the Rose's license agreement through the license termination date of July 30, 1997, since the Company believes, based on its assessment of the likelihood and level of ongoing business with Rose's, that the value of the license agreement supports the historical carrying cost at January 28, 1995.

          During fiscal 1995, Jamesway and Rose's closed 115 stores. The Company does not expect their Bankruptcy proceedings or the aforementioned store closings to have a material adverse effect on the Company's future earnings. Combined sales in Jamesway and Rose's totaled $60.9 million for the fiscal year ended January 28, 1995.

          On January 5, 1994, Fishers received bankruptcy court approval to conduct liquidation sales in all 54 of its stores. At the completion of the liquidation sales in the first quarter of fiscal 1995, Fishers ceased business operations. The Company has filed proofs of claim to preserve its rights to recover its pre-petition arrearage. Sales in Fishers for the year ended January 28, 1995 were $1.6 million.

          At January 28, 1995, the Company's Morse subsidiary operated 154 departments under license in the Hills Department Store Company chain ("Hills"), which is concentrated in the Pennsylvania, Ohio and New York regions, 136 departments under license from Bradlees, Inc. ("Bradlees"), a chain located primarily in the northeast region of the United States and 126 departments under license from ShopKo Stores ("ShopKo"), a chain located primarily in the upper mid-west region of the United States. Operations under the agreements with Hills, Bradlees and ShopKo accounted for a total of 15.6% of the Company's net sales in the year ended January 28, 1995.

          On February 4, 1991, Hills filed for protection under Chapter 11 of the United States Bankruptcy Code. As of the date of the Hills Chapter 11 filing, Hills owed Morse approximately $4.0 million in outstanding accounts receivable due under the license agreement. On September 10, 1993, Hills' First Amended Consolidated Plan of Reorganization ("Hills Plan") was confirmed by the bankruptcy court. On September 9, 1993, the Company and Hills filed a joint motion with the bankruptcy court seeking an order rejecting the license agreement between the parties, approving a revised unsecured claim of $5.6 million and authorizing the execution of a new license agreement between Hills and the Company on substantially the same terms as had existed previously. On October 19, 1993, the bankruptcy court approved the order, pursuant to which the Company has received the following amounts with respect to its claim: $793,000 in cash, 51,800 shares of Hills common stock, 44,900 shares of Hills preferred stock and promissory notes from Hills in the amount of $941,000 bearing interest at 10.25% and maturing in 2003. These amounts represent 95.5% of the Company's expected distribution under the Hills Plan. The Company expects Hills to distribute the balance of the expected distribution during fiscal 1996.

          At January 28, 1995, the Company's SCOA division operated 448 licensed shoe departments located in fourteen chains. Major chains serviced by the division include: Carson Pirie Scott & Co. ("Carson's", with headquarters in Milwaukee, Wisconsin), Uptons Department Stores, Inc. ("Uptons", with headquarters in Norcross, Georgia), Younkers, Inc. ("Younkers", with headquarters in Des Moines, Iowa) and Goody's Family Clothing, Inc. ("Goody's", with headquarters in Knoxville, Tennessee) as well as Zion's Cooperative Mercantile Institution ("ZCMI", with headquarters in Salt Lake City, Utah) and Winkelman Stores, Inc. ("Winkelman's", with headquarters in Plymouth, Michigan). SCOA currently manages shoe departments located in thirty-one states throughout the United States. Sales in SCOA licensed departments accounted for 12.1% of the Company's total revenue during the fiscal year ended January 28, 1995.

          The Company's licensed shoe department business faces competition at two levels: (1) for sales to retail customers and
 (2) for the business of the department store chains which are its shoe licensor customers. The Company's retail shoe businesses compete with the shoe departments of department store chains, conventional shoe chains, specialty stores and independent retailers. The Company's success in its licensed department operations is substantially dependent upon the success of the department store chains in which the Company operates licensed departments. Within the particular market that is served by the mass merchandising department store chains, the Company believes that the primary competitive factors are the price and the breadth and suitability of the selection of footwear that is offered.

          The Company also faces potential competition from the in-house operational capabilities of its licensors. Because of the large scale of many licensing arrangements and years of commitment that are involved, the Company has observed that changes in these arrangements do not frequently occur and are more often initiated by external factors such as mergers or acquisitions involving the licensors or business terminations by other licensees, rather than by competition among licensees for the business of a licensor. To the extent that there is active competition for new business in this area, the Company believes that the principal factors weighed by a potential licensor are the quality of the licensee's operations, as reflected by sales results, and the price paid to the licensor in the form of the license fee.

          The loss of one or more of the foregoing licensors could have a material adverse effect on the Company.

          Due to a general contraction in the retail industry and the filing for protection under Chapter 11 of the United States Bankruptcy Code by certain of the Company's licensors, the Company may experience declines in the number of licensed departments that it operates.

Wholesale Operations
          Although the Company does not currently perform wholesale services for any of its customers, the Company performs the same services for wholesale customers that it does for its licensed departments, except that the wholesale customer operates its shoe departments with personnel which it hires and owns the footwear inventory which it sells at retail for its own account. The Company supplies its wholesale customers under exclusive agreements. Shoes are sold to wholesale customers when shipped from the Company's distribution center, generally at a fixed percentage of the retail selling price.

          The Company's wholesale agreement with Caldor, Inc. ("Caldor") terminated in July, 1994. Sales to Caldor in fiscal 1995 were $17.1 million. The Company believes that the reduction in wholesale revenues in fiscal 1995 and thereafter will not have a material impact on the Company's future earnings. In the year ended January 28, 1995, sales to Caldor accounted for 1.6% of the Company's total revenues.

          Sales to wholesale customers accounted for 1.6%, 4.4% and 7.1% of the Company's total revenues in the years ended January
 28, 1995, January 29, 1994 and January 30, 1993, respectively.

Parade of Shoes Operations
          The Company's Parade of Shoes chain emphasizes the retail sale of quality, primarily leather women's shoes. The stores generally occupy 2,000 to 3,000 square feet of retail space located in suburban strip shopping centers which are typically anchored by a major supermarket, a regional department store chain or a mass merchandising retailer. In addition, the Company has also begun a program of opening Parade of Shoes stores in major metropolitan areas. The stores generally feature from 7,000 to 9,000 items available for selection in a casual, self-service atmosphere. The stores emphasize items that appeal to women between 18 and 44 years of age and also offer extensive selections oriented toward pre-teens, teenagers and senior citizens.

          Sales from Parade of Shoes stores accounted for 11.3%, 9.6% and 14.4% of the Company's total revenues in the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

          A total of 191 Parade of Shoes stores were in operation in twelve states in the eastern and midwestern United States and the District of Columbia on January 28, 1995. During the year, the Company opened 46 stores and closed 16 stores. The Company believes that the same competitive factors that affect its licensed department operations, as well as the availability of leather and brand name shoes and the general style and quality of merchandise, are present in the market that is served by the Company's Parade of Shoes chain. Among competitors of Parade of Shoes are department stores and other specialty shoe chains. The Company may experience increased direct competition with Parade of Shoes based on comparable merchandising approaches in the future.

Fayva Operations
          The Fayva shoe chain operates self-selection retail stores which offer popularly-priced footwear for the entire family. The Fayva stores are located in major downtown areas, neighborhood locations, strip shopping centers, suburban shopping centers and malls. The major markets for the Fayva stores are in the northeastern portion of the United States, Florida, Los Angeles, Houston and Chicago. The Company operated 368 Fayva stores at January 28, 1995, located in a total of sixteen states. During the year, the Company opened two stores and closed twenty-nine stores.

          The retail stores, which average 3,200 square feet, emphasize convenient self-selection, popular pricing and a broad selection of fashionable footwear, including men's, women's and children's dress, casual, athletic and work shoes, slippers and accessories. Although branded athletic footwear is offered in the Fayva stores, most of the footwear offered by Fayva stores is sold under Company brand names. Sales in the Fayva chain amounted to 16.5% and 19.5% of the Company's revenue during the fiscal years ended January 28, 1995 and January 29, 1994, respectively.

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

          Casual Male Big & Tall stores offer brand name and private label sportswear in a wider variety of styles, colors and fabrics than most other big and tall retailers. Merchandise is generally priced lower than department stores and other traditional retailers of big and tall apparel. The Company started fiscal 1995 with 254 stores and ended the year with 319 stores, having opened 65 stores. The 319 stores are located in forty states, predominantly in the eastern half of the United States. During fiscal 1995, however, Casual Male expanded into western regional markets primarily through the opening of stores in California. Additional expansion in this region is anticipated for fiscal 1996. Sales in the Casual Male Big & Tall stores accounted for 17.4%, 16.1% and 23.0% of the Company's total revenues for the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

          The Company's Casual Male Big & Tall stores face competition from department stores, specialty stores, discount stores, mail order companies, off-price and other retailers who sell big and tall merchandise. While competition exists on a local level from smaller chains, Casual Male faces competition on a national scale from Repp, Ltd., a division of Edison Brothers, Inc. There can be no assurance that other retailers will not adopt purchasing and marketing concepts similar to those of the Casual Male Big & Tall chain. The Company believes the fashion and selection of its merchandise, its favorable prices and its ability to obtain desirable store locations are important factorsin enabling it to compete effectively.

 Work 'n Gear
          Currently located in twelve states throughout the Northeastern United States, the Work 'n Gear stores sell utility workwear and footwear which is generally used by persons engaged in outdoor labor activities. The Work 'n Gear stores also sell laboratory and medical uniforms as well as personalized uniforms for maintenance and other uses. The Company operated 61 Work 'n Gear stores at January 28, 1995, having opened nine stores during fiscal 1995.

          Traditional competition for utility workwear has existed in certain large, full-service department stores, which, increasingly, are discontinuing this line of apparel. Competition also exists from local Army and Navy stores but, to the Company's knowledge, no specific specialty store of the Work 'n Gear variety exists on a national basis. Competition in the medical uniform business of Work 'n Gear is found in small storefront vendors of medical and laboratory uniforms as well as in several larger companies, such as Life Uniform Stores, Z & H Uniforms and WearGuard Corporation, which sells primarily through its catalog.

          Neither the utility workwear nor the uniform businesses of the Work 'n Gear stores are dependent upon any one supplier for its inventory. The customer base is the diverse population of working men and women in the United States, and no specific customer accounts for any substantial portion of the business.

          Sales in the Work 'n Gear stores accounted for 4.2%, 3.9% and 5.6% of the Company's total revenues for the years ended
 January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

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

Employees

          As of January 28, 1995, the Company employed approximately 7,116 persons full-time and 7,538 persons part-time, of whom approximately 5,663 full-time and 7,522 part-time employees were engaged in retail operations at the store level.
 Approximately 483 of the Company's full-time and part-time employees are covered by collective bargaining agreements. The
 Company believes that its employee relations are good.

Executive Officers of the Company

     Name                    Age      Office
     ______                  _____    ________
     Sherman N. Baker        75       Chairman of the Board
     Jerry M. Socol          53       President and Chief Executive Officer
     Alan I. Weinstein       52       Senior Executive Vice President, Chief
                                      Financial Officer, Chief Administrative
                                      Officer and Secretary
     Linda B. Kanner         50       Senior Executive Vice President,
                                      President of Parade of Shoes and General
                                      Manager of International Shoe Operations
     Larry I. Kelley         52       Executive Vice President and
                                      President and Chief Executive
                                      Officer of The Casual Male
     John E. Lattanzio       55       Executive Vice President and
                                      President of Fayva
     James Lee               48       Executive Vice President and President
                                      of the Licensed Discount Division
     Stuart M. Needleman     47       Executive Vice President and
                                      President of Work 'n Gear
     Dennis B. Tishkoff      52       Executive Vice President and
                                      President and Chief Executive
                                      Officer of Shoe Corporation of America

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

          Ms. Kanner has held the positions of Senior Executive Vice President, President of Parade of Shoes and General Manager of International Shoe Operations since January, 1995. Prior to that, she had been Senior Executive Vice President and Director of Shoe Merchandising and Operations for the Company since April, 1991. Before joining the Company, Ms. Kanner was Executive Vice President of the Bank of New England from May, 1989 to April, 1991 serving as chief marketing officer for advertising, sales support and product management throughout the bank. Ms. Kanner was employed by the Bank of Boston from November, 1984 to May, 1989, where she was a division executive in charge of credit card consumer loan and retail product management. Ms. Kanner was also a member of MasterCard's national marketing strategic advisory committee. Ms. Kanner is the daughter of Mr. Baker.

          Mr. Kelley has held the positions of Executive Vice President of the Company and President and Chief Executive Officer of The Casual Male, Inc. since June, 1991. Before joining the Company, Mr. Kelley was President of Weathervane Stores from September, 1988 to May, 1991. From June, 1987 to September, 1988, Mr. Kelley was the President of Brauns Fashion. In November, 1990, Mr. Kelley filed for protection under the United States Bankruptcy Code as a result of adverse personal real estate investments made prior to his becoming an executive officer of the Company. In December, 1993, Mr. Kelley was discharged from all pre-petition debts and obligations and has emerged from bankruptcy.

          Mr. Lattanzio has held the positions of Executive Vice President of the Company and President of the Company's Fayva division since June, 1993. Before joining the Company, Mr. Lattanzio was Senior Vice President at Kobacher Company from 1990
 to 1993.   Mr. Lattanzio joined Kobacher Company in 1960 and held
 a variety of positions including President of the Fashion Division, and President of Picway Shoes and Patrini Shoes.

          Mr. Lee has held the positions of Executive Vice President of the Company and President of the Company's Licensed Discount Division since January, 1995. From August, 1994 through December, 1994, Mr. Lee was Senior Vice President and Director of Distribution for the Company's Fayva division. Prior to joining the Company, Mr. Lee was Senior Vice President and General Merchandise Manager of Caldor Stores.

          Mr. Needleman has held the positions of Executive Vice President of the Company and President of the Company's Work 'n Gear division since October, 1993. From 1989 through October, 1993, Mr Needleman held the position of Senior Vice President and Director of Operations of The Casual Male, Inc.

          Mr. Tishkoff has held the positions of Executive Vice President of the Company and President of the Company's SCOA Division since November, 1993, when SCOA was acquired by the Company. Before joining the Company, Mr. Tishkoff was Chairman, President and Chief Executive Officer of Tishkoff Enterprises, Inc. d/b/a Shoe Corporation of America.

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

          The Company leases a building at 40 Industrial Drive,
 Canton Massachusetts that serves as a warehouse for its Massachusetts footwear operations. The building contains approximately 33,000 square feet of warehouse space. The lease on this facility expires on June 30, 1997. The Company has one two-year option to renew the lease.

          The Company leases a building at 65 Sprague Street, Readville, Massachusetts that serves as the administrative offices for Casual Male and Work 'n Gear, and as distribution center for the Casual Male Big & Tall and Work 'n Gear stores. The building contains approximately 75,000 square feet of office space and approximately 375,000 square feet of warehouse/distribution space. The lease on this facility expires on May 31, 1999. The Company has two consecutive five year options to renew the lease.

          The headquarters for the Company's SCOA division and SCOA's footwear distribution center is located at 2035 Innis Road, Columbus, Ohio. The facility is on 17.4 acres of land and is owned by the Company. The building contains approximately 355,000 square feet, including approximately 18,000 square feet of office space and 337,000 square feet of warehouse/distribution space.

          As of January 28, 1995, the Company had 191 Parade of Shoes stores, all operating in leased premises ranging from 1,250 to 11,900 square feet, with average space of approximately 2,400 square feet per store and total space of approximately 456,000 square feet. The leases run for initial terms of between three and ten years and average approximately seven years. A majority of the leases are renewable at the option of the Company for terms of three to five years.

          As of January 28, 1995, the Company operated 319 Casual Male Big & Tall stores, all in leased premises ranging from 1,875 to 8,400 square feet, with total space of approximately 1,071,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five year terms.

          As of January 28, 1995, the Company operated 61 Work 'n Gear stores, all in leased premises ranging from 3,200 square feet to 6,200 square feet, with total space of approximately 261,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five year terms.

          As of January 28, 1995, the Company operated 368 Fayva stores, all in leased premises ranging from 1,645 to 6,800 square feet, with total space of approximately 1,156,000 square feet.
 The leases run for initial terms of between five and ten years. Approximately one-third are renewable at the option of the Company for terms of five to ten years.

          See "DESCRIPTION OF BUSINESS - Industry Segments,
 Footwear, Licensed Shoe Department Operations", for information regarding the Company's licenses to operate shoe departments inretail stores of its licensors.

LEGAL PROCEEDINGS

          The Company is engaged in the following significant litigation:

          On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment will be entered for Maxwell. The Company intends to appeal the judgment and believes it has substantial legal arguments to justify the judgment being overturned at the appellate level. In the event the Company were not to prevail, however, total damages, including attorney's fees and interest, are estimated to be approximately $10 million.

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

          Other than as described above, the Company is not a party to any material legal proceedings.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                      PART II
                      ________

 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
 MATTERS.

Market Information
          The Company's Common Stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "JBAK".


          The following table sets forth the high and low last reported sales prices, as reported by NASDAQ, for the Company's Common Stock for each quarterly period during the years ended January 28, 1995 and January 29, 1994. The prices set forth below do not include retail mark-ups, mark-downs or commissions.

   Year Ended January 28, 1995        High               Low
   ---------------------------        ----               ---

          First Quarter               $22                $18 1/8
          Second Quarter               21 3/4             18
          Third Quarter                21 1/8             17 1/8
          Fourth Quarter               17                 14

    Year Ended January 29, 1994        High               Low
    ---------------------------        ----               ---

          First Quarter               $22 1/4            $17 1/8
          Second Quarter               23 3/4             19 5/8
          Third Quarter                25 3/4             17 3/8
          Fourth Quarter               19 1/8             16

Holders
          The approximate number of holders of record of the Company's Common Stock as of March 31, 1995 was 484. The Company believes that the actual number of beneficial owners of the Company's Common Stock is substantially greater than the stated number of holders of record, because a portion of the Common Stock outstanding is held in "street name".

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

Other
          On December 15, 1994, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement") designed to enhance the Company's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of common stock of the Company to shareholders of record as of the close of business on January 6, 1995. Each right entitles the holder to purchase from the Company a unit consisting of one ten thousandth (1/10,000) of a share of Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share, at a cash exercise price of $70 per unit, subject to adjustment, upon the occurrence of certain events as are set forth in the Rights Agreement. These events include the earliest to occur of (i) acquisition of 15% or more of the outstanding shares of common stock of the Company by any person or group (ii) the commencement of a tender or exchange offer that would result upon its consummation in a person or a group becoming the beneficial owner of 15% or more of the outstanding common stock of the Company or (iii) the determination by the Board of Directors that any person is an "Adverse Person", as defined in the Rights Agreement. The Rights are not exercisable until or following the occurrence of one of the above events and will expire on December 14, 2004, unless previously redeemed or exchanged by the Company as provided in the Rights Agreement.

SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected consolidated financial data for the Company are derived from the financial statements that have been audited and reported on by KPMG Peat Marwick LLP, independent certified public accountants, and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent auditors' report thereon appearing elsewhere in this Form 10-K. J. Baker has acquired a number of specialty retail businesses in recent years. These acquisitions affect the comparability of the financial information herein. For further discussions of these acquisitions, see "DESCRIPTION OF BUSINESS" and Notes 2, 3 and 5 to the Consolidated FinancialStatements.

                       J. BAKER, INC.
              SELECTED CONSOLIDATED FINANCIAL DATA
        (Dollars in thousands, except per share amounts)

                                               Year Ended
                              --------------------------------------------------------
                              1/28/95     1/29/94     1/30/93     2/01/92     2/02/91
                              -------     -------     -------     -------     -------
Income Statement Data:
Net sales                     $1,042,979  $918,878    $532,256    $493,542    $421,442
Cost of sales                    579,735   516,855     313,703     291,945     254,699
                               ---------   -------     -------     -------     -------
    Gross profit                 463,244   402,023     218,553     201,597     166,743
Selling, administrative and
  general expenses               389,362   336,283     174,658     165,711     134,049
Depreciation and amortization     27,883    21,874      14,688      12,709      11,114
                                --------   -------     -------     -------     -------
    Operating income              45,999    43,866      29,207      23,177      21,580
Interest income                      635       704          80          73         132
Interest expense                  (9,735)   (8,146)     (8,211)    (10,352)    (10,405)
                                --------   -------    --------    --------
   Earnings before taxes
      and extraordinary item      36,899    36,424      21,076      12,898      11,307
Taxes on earnings                 13,283    13,113       7,798       4,874       3,916
                                --------  --------    --------    --------     -------
   Earnings before
      extraordinary item          23,616    23,311      13,278       8,024       7,391
Extraordinary item, net of
   income tax benefit                  -         -      (2,444)          -           -
                                --------  --------   ---------    --------     --------
   Net earnings                  $23,616   $23,311     $10,834     $ 8,024     $ 7,391
                                ========  ========   =========    ========     =======

Earnings per common share:

Primary:
   Earnings before
      extraordinary item         $  1.71   $  1.70     $  1.25     $   .78      $  .73
   Extraordinary item                  -         -        (.23)          -           -
                                 -------   -------     -------     -------     -------
                                 $  1.71   $  1.70     $  1.02     $   .78      $  .73
                                 =======   =======     =======     =======     =======
Fully diluted:
   Earnings before
      extraordinary item         $  1.46   $  1.45     $  1.11     $   .78      $  .73
   Extraordinary item                  -         -        (.18)          -           -
                                 -------   -------     -------     --------     ------
                                 $  1.46   $  1.45     $   .93     $   .78      $  .73
                                 =======   =======     =======     ========     ======

                                                        As At
                                 ------------------------------------------------------
                                 1/28/95   1/29/94     1/30/93     2/01/92      2/02/91
Balance Sheet Data:              -------   -------     -------     -------      -------

Working capital                  $236,124  $187,095    $138,385    $99,110      $109,582

Total assets                      578,618   502,496     431,798    296,704       284,926

Long-term debt                    204,518   154,665      95,864     79,515        97,544

Stockholders' equity              223,317   200,086     172,610    105,012        92,210
                                  =======   =======     =======    =======       =======

Cash dividends declared
      per common share             $  .06   $   .06     $   .06    $   .06       $   .06
                                   ======   =======     =======    =======       =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

          All references herein to fiscal 1995, fiscal 1994 and fiscal 1993 relate to the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively. To the extent that the Company may have incurred increased costs resulting from inflation, the Company believes that it has been able to offset these costs through higher revenues. Accordingly, the Company believes that inflation has had no significant impact on the operations of the Company.

Results of Operations
                 Fiscal 1995 versus Fiscal 1994

          In fiscal 1995, net sales increased by $124.1 million or 13.5% over net sales in fiscal 1994. Sales in the Company's footwear operations increased by $83.4 million primarily as a result of sales in the newly-acquired SCOA licensed shoe division, coupled with an increase in the number of Parade of Shoes stores in operation during fiscal 1995 versus fiscal 1994. The sales increase in footwear operations was partially offset by a 3.0% decrease in comparable retail footwear store sales (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes and Fayva shoe stores which were open in corresponding weeks of the two comparison periods), a decrease in the number of discount licensed shoe departments and Fayva shoe stores in operation during fiscal 1995 versus fiscal 1994 and a $23.6 million decrease in wholesale footwear sales (which is a result of the closing of 149 wholesale footwear departments during the second quarter of fiscal 1995). Sales in the Company's specialty apparel operations increased by $40.7 million as a result of an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation at the end of fiscal 1995 over fiscal 1994, and a 3.5% increase in comparable specialty apparel store sales. (Comparable specialty apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.)

          Cost of sales constituted 55.6% of sales in fiscal 1995 as compared to 56.2% in fiscal 1994. This decrease was attributable primarily to a relative increase in sales in divisions which have lower costs of sales. Cost of sales in the Company's footwear operations was 56.8% of sales in fiscal 1995 as compared to 57.5% of sales in fiscal 1994. The decrease in such percentage was primarily attributable to a lower cost of sales in the newly acquired SCOA licensed shoe division as compared to the Company's other shoe divisions, partially offset by higher markdowns as a percentage of sales, and a lower initial markup on merchandise purchases. Cost of sales in the Company's apparel operations was 51.0% of sales in fiscal 1995 as compared to 51.3% of sales in fiscal 1994. An increase in initial markup on merchandise purchases in apparel operations was partially offset by an increase in markdowns as a percentage of sales.

          Selling, administrative and general expenses increased $53.1 million or 15.8% over fiscal 1994, primarily due to the newly acquired SCOA division and the increase in the number of Parade of Shoes stores, Casual Male Big & Tall stores and Work 'n Gear stores in operation during fiscal 1995 versus fiscal 1994.
 As a percentage of sales, selling, administrative and general expenses were 37.3% in fiscal 1995 as compared to 36.6% in fiscal 1994. This increase was due primarily to the relative decrease in sales in the licensed discount shoe division as compared to the other shoe divisions, the increase in sales in specialty apparel and shoe stores and the decrease in wholesale footwear sales, which have lower selling, administrative and general expenses than
 retail sales.   Selling, administrative and general expenses in
 the Company's footwear operations were 37.2% as compared to 36.6% of sales in fiscal 1994 primarily as a result of a change in the relative mix of sales (the Company's licensed discount and wholesale shoe divisions have lower selling, administrative and general expenses as compared to those in the Company's other footwear divisions). Selling, administrative and general expenses in the Company's apparel operations were 37.9% of sales in fiscal 1995 as compared to 36.6% of sales in fiscal 1994, primarily due to an increase in store level expenses.

          Depreciation and amortization expense increased by $6.0 million in fiscal 1995 over fiscal 1994 due to an increase in depreciable and amortizable assets.

          As a result of the above described effects, the Company's operating income increased 4.9% to $46.0 million from $43.9 million in fiscal 1994. As a percentage of sales, operating income was 4.4% in fiscal 1995 as compared to 4.8% in fiscal 1994.

          Net interest expense was $9.1 million in fiscal 1995 as compared to $7.4 million in fiscal 1994, primarily due to higher average levels of borrowings and higher interest rates on borrowings in fiscal 1995 as compared to fiscal 1994.

          Taxes on earnings for fiscal 1995 were $13.3 million, yielding an effective tax rate of 36.0%, as compared to taxes of $13.1 million, yielding an effective rate of 36.0% in fiscal 1994.

          Net earnings for fiscal 1995 were $23.6 million as compared to net earnings of $23.3 million in fiscal 1994, an increase of 1.3%.

                     Fiscal 1994 versus Fiscal 1993

          In fiscal 1994, net sales increased by $386.6 million or 72.6% over net sales in fiscal 1993. This increase was primarily attributable to the acquisition of Morse Shoe, Inc. on January 30, 1993, which included the addition of 493 licensed shoe departments (501 at January 29, 1994) and 425 Fayva shoe stores (395 at January 29, 1994), and the acquisition of Shoe Corporation of America, Inc. on November 19, 1993, which included the addition of 158 licensed departments (188 at January 29, 1994). Fiscal 1994 sales in the Morse and SCOA footwear operations were $352.5 million and $10.0 million, respectively. Sales in the remainder of the Company's footwear operations decreased by $7.8 million as a result of a decrease in the average number of retail locations operated during the period, partially offset by an increase in wholesale footwear sales and a 0.1% increase in comparable retail footwear store sales. Sales in the Company's specialty apparel operations increased by $32.0 million as a result of an increase of 54 in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation at the end of fiscal 1994 over fiscal 1993, and a 3.8% increase in comparable specialty apparel store sales.

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

Financial Condition

              January 28, 1995 versus January 29, 1994

          Accounts receivable at January 28, 1995 decreased from the balance at January 29, 1994 primarily due to the elimination of the Company's wholesale accounts receivable, partially offset by an increase in the number of units operated in January, 1995 as compared to January, 1994 in the Company's licensed shoe divisions coupled with the inclusion of $2.9 million in current portion of notes receivable in accounts receivable at January 28, 1995.
 There was no corresponding current portion of notes receivable in accounts receivable at January 29, 1994.

          Merchandise inventories at January 28, 1995 were higher than at January 29, 1994 primarily due to an increase in the number of licensed shoe departments operated in the SCOA licensed footwear division at the end of fiscal 1995 versus the end of fiscal 1994. The increase is also due to an increase in the number of Parade of Shoes, Casual Male Big & Tall and Work 'n Gear locations in operation at the end of fiscal 1995 as compared to fiscal 1994, partially offset by a decrease in the number of licensed discount departments and Fayva stores in operation during the period.

          The increase in property, plant and equipment is the result of the Company incurring capital expenditures of approximately $44.5 million in fiscal 1995, primarily for the opening of new licensed department and store locations and the renovation of existing Fayva stores and licensed departments.

          The ratio of accounts payable to merchandise inventory was 36.2% and 38.9% at January 28, 1995 and January 29, 1994, respectively. This decrease is primarily a result of the Company's decision to reduce the average financing terms of its foreign purchases.

          Accrued expenses at January 28, 1995 decreased from the balance at January 29, 1994 primarily due to payment of accruals set up for Morse acquisition related costs and expenses.

          Other liabilities at January 28, 1995 decreased from the balance at January 29, 1994 primarily due to payment of accruals set up for Morse acquisition related costs and expenses.

          Debt at January 28, 1995 increased to $204.5 million from $154.7 million at January 29, 1994, primarily due to additional borrowings under the Company's revolving line of credit to meet seasonal and new licensed department and retail store working capital needs and to fund capital expenditures.

Liquidity and Capital Resources

          The Company has a $250 million revolving credit facility on an unsecured basis with Shawmut Bank, N.A., The First National Bank of Boston, Fleet Bank of Massachusetts, N.A., Citizens Bank of Massachusetts, Natwest Bank, N.A., The Yasuda Trust and Banking Company, LTD., Fuji Bank, Limited and Standard Chartered Bank (the "Banks"). As amended to date, the aggregate commitment amount under this revolving credit facility will be reduced by $10 million on each December 30th of 1995 and 1996. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires in June, 1997. As of January 28, 1995, the Company had outstanding obligations under the revolving credit facility of $197.1 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

          On August 23, 1994, the Company paid in full its Series C Trade Notes in the amount of $2.6 million. Concurrent with the redemption of the Series C Trade Notes, $3.5 million previously held in trust for the benefit of Trade Note holders was released to the Company by the Trade Note trustee.

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

          The Company expects to open approximately 75 Casual Male Big & Tall stores and approximately 20 stores in the aggregate in the Company's Parade of Shoes, Work 'n Gear and Fayva divisions in fiscal 1996.

          The Company believes that amounts available under its revolving credit facility, along with internally generated funds, will be sufficient to meet its current operating and capital requirements under ordinary circumstances through the end of the current fiscal year.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   J. BAKER, INC. AND SUBSIDIARIES
              Index to Consolidated Financial Statements

Consolidated Financial Statements:                                PAGE


    Independent Auditors' Report                                    17

    Consolidated balance sheets as of January 28, 1995              18
and January 29, 1994

    Consolidated statements of earnings for the years               19
ended January 28, 1995, January 29, 1994 and January 30, 1993

     Consolidated statements of stockholders' equity for            20
the years ended January 28, 1995, January 29, 1994 and
January 30, 1993

     Consolidated statements of cash flows for the years            21
ended January 28, 1995, January 29, 1994 and January 30, 1993

     Notes to consolidated financial statements                     22

All schedules have been omitted as they are inapplicable or not required, or the information has been included in the consolidated financial statements or in the notes thereto.

                   Independent Auditors' Report



The Board of Directors and Stockholders
J. Baker, Inc.:


We have audited the accompanying consolidated balance sheets of J. Baker, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 28, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Baker, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 1995 in conformity with generally accepted accounting principles.


                                   /s/ KPMG Peat Marwick LLP
                                   ___________________________
                                   KPMG Peat Marwick LLP


Boston, Massachusetts
March 10, 1995


              J. BAKER, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets
            January 28, 1995 and January 29, 1994
         Assets                                  1995                 1994
         ------                                  ----                 ----
Current assets:
    Cash and cash equivalents               $   4,915,491        $   3,584,032
    Accounts receivable:
         Trade                                 21,549,133           27,984,534
         Other                                  4,000,371            3,919,156
                                              -----------         ------------
                                               25,549,504           31,903,690
                                              -----------         ------------

    Merchandise inventories                   333,686,950          278,220,413
    Prepaid expenses                            8,121,922            6,672,008
    Deferred income taxes                       2,120,000            1,664,475
                                              -----------          -----------
          Total current assets                374,393,867          322,044,618
                                              -----------          -----------

Property, plant and equipment, at cost:
    Land and buildings                         24,988,513           24,114,820
    Furniture, fixtures and equipment         116,900,087           87,993,608
    Leasehold improvements                     47,448,521           32,715,145
                                              -----------          -----------
                                              189,337,121          144,823,573
    Less accumulated depreciation
       and amortization                        58,271,956           39,256,180
                                              -----------          -----------
             Net property, plant
                  and equipment               131,065,165          105,567,393
                                              -----------          -----------

Deferred income taxes                                   -            1,210,000
Other assets, at cost, less
     accumulated amortization                  73,159,234           73,674,470
                                              -----------          -----------
                                             $578,618,266         $502,496,481
                                             ============         ============
      Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt        $  1,500,000         $  2,636,300
    Accounts payable                          120,792,457          108,262,923
    Accrued expenses                           15,504,950           24,050,766
    Income taxes payable                          472,357                    -
                                              -----------          -----------
            Total current liabilities         138,269,764          134,949,989
                                              -----------          -----------

Deferred income taxes                           6,136,000                    -
Other liabilities                               6,377,762           12,794,652
Long-term debt, net of current portion        128,300,000           77,000,000
Senior subordinated debt                        5,864,835            7,312,366
Convertible subordinated debt                  70,353,000           70,353,000

Stockholders' equity:
   Common stock, par value $.50 per share,
    authorized 40,000,000 shares, 13,840,647
    shares issued and outstanding in 1995
    (13,792,647 in 1994)                        6,920,324            6,896,324
   Preferred stock, par value $1.00 per share,
    authorized 2,000,000 shares (none issued
    and outstanding)                                    -                    -
   Series A junior participating cumulative
    preferred stock, par value $1.00 per
    share, authorized 100,000 shares
    (none issued and outstanding)                       -                    -
    Additional paid-in capital                115,074,822          114,654,417
    Retained earnings                         101,321,759           78,535,733
                                              -----------          -----------
          Total stockholders' equity          223,316,905          200,086,474
                                              -----------          -----------
                                             $578,618,266         $502,496,481
                                              ============         ===========

See accompanying notes to consolidated financial statements.

                    J. BAKER, INC. AND SUBSIDIARIES
                  Consolidated Statements of Earnings
    For the years ended January 28, 1995, January 29, 1994 and
                        January 30, 1993

                                        1995           1994          1993
                                        -----          ----          ----
Net sales                         $1,042,978,875   $918,877,733  $532,255,720

Cost of sales                        579,734,911    516,854,748   313,703,053
                                     -----------    -----------   -----------
      Gross profit                   463,243,964    402,022,985   218,552,667

Selling, administrative
       and general expenses          389,362,380    336,283,342   174,658,273

Depreciation and amortization         27,882,778     21,873,610    14,687,737
                                      ----------    -----------   -----------
      Operating income                45,998,806     43,866,033    29,206,657

Interest income                          635,574        703,778        80,291

Interest expense                      (9,735,209)    (8,145,769)   (8,211,336)
                                      ----------     ----------    ----------
      Earnings before taxes and
            extraordinary item        36,899,171     36,424,042    21,075,612

Taxes on earnings                     13,283,000     13,113,000     7,798,000
                                      ----------     ----------    ----------
      Earnings before extraordinary
            item                      23,616,171     23,311,042    13,277,612

Extraordinary item, net of
      income tax benefit                       -              -    (2,443,953)
                                      ----------    -----------    -----------
      Net earnings                   $23,616,171    $23,311,042   $10,833,659
                                      ==========     ==========    ==========

Earnings per common share:

Primary:
  Earnings before extraordinary item      $ 1.71         $ 1.70        $ 1.25
  Extraordinary item                           -              -          (.23)
                                         _______        _______        ______
                                          $ 1.71         $ 1.70        $ 1.02
                                         =======        =======        ======
Fully diluted:
  Earnings before extraordinary item      $ 1.46         $ 1.45        $ 1.11
  Extraordinary item                           -              -          (.18)
                                          ______         ______        ______
                                          $ 1.46         $ 1.45        $  .93
                                          ======         ======        ======

Number of shares used to compute
  earnings per common share:
  Primary                             13,831,552     13,674,553    10,655,498
                                      ==========     ==========    ==========

  Fully diluted                       18,363,042     18,286,267    13,774,071
                                      ==========     ==========    ==========

See accompanying notes to consolidated financial statements.

                  J. BAKER, INC. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity
     For the years ended January 28, 1995, January 29, 1994 and
                        January 30, 1993

                                                        Additional                     Total
                                 Common Stock           Paid-in        Retained        Stockholders'
                               Shares      Amount       Capital        Earnings        Equity
                               -------     ------       ----------     ---------       -------------
Balance, February 1, 1992      10,626,073  $5,313,037   $53,847,129    $45,852,267     $105,012,433

Net income for the year ended
   January 30, 1993                     -           -             -     10,833,659       10,833,659
Shares issued in connection
   with acquistion of
   Morse Shoe, Inc.             2,767,377   1,383,688    55,458,236              -       56,841,924
Exercise of stock options          80,823      40,412       522,821              -          563,233
Retirement of stock                  (108)        (54)       (1,025)             -           (1,079)
Dividends paid($.06 per share)          -           -             -       (639,855)        (639,855)
                               ----------   ---------    ----------    -----------       ----------
Balance, January 30, 1993      13,474,165   6,737,083   109,827,161     56,046,071      172,610,315
                               ----------   ---------   -----------    -----------      -----------

Net income for the year ended
   January 29, 1994                     -           -             -     23,311,042       23,311,042
Shares issued in connection
   with acquistion of Shoe
   Corporation of America, Inc.    51,428      25,714       944,990              -          970,704
Exercise of stock options         129,232      64,616     1,089,955              -        1,154,571
Shares purchased by former
   Casual Male stockholders        88,044      44,022     1,793,922              -        1,837,944
Conversion of convertible debt     49,820      24,910       998,392              -        1,023,302
Retirement of stock                   (42)        (21)           (3)             -              (24)
Dividends paid ($.06 per share)         -           -             -       (821,380)        (821,380)
                               ----------   ---------    ----------     ----------       ----------

Balance, January 29, 1994      13,792,647   6,896,324   114,654,417     78,535,733      200,086,474
                               ----------   ---------   -----------     ----------      -----------

Net income for the year ended
   January 28, 1995                    -            -            -      23,616,171       23,616,171

Exercise of stock options         48,000       24,000       420,405              -          444,405
Dividends paid ($.06 per share)        -            -             -       (830,145)        (830,145)
                               ---------    ---------    ----------     ----------       ----------

Balance, January 28, 1995     13,840,647   $6,920,324  $115,074,822   $101,321,759     $223,316,905
                              ==========   ==========  ============   ============     ============

See accompanying notes to consolidated financial statements

               J. BAKER, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
     For the years ended January 28, 1995, January 29, 1994
                  and January 30, 1993

                                            1995         1994         1993
                                            ----         ----         ----
Cash flows from operating activities:
  Net earnings                         $23,616,171   $23,311,042   $10,833,659

  Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
      Depreciation and amortization:
        Fixed assets                    19,015,776    14,161,472     9,363,699
        Deferred charges, intangible
          assets and deferred
          financing costs                8,922,497     7,758,674     5,365,311
      Deferred income taxes              7,955,364     9,886,000       581,634
      Write-down of other assets                 -             -     3,470,355
      Extraordinary item not
         utilizing cash                          -             -     1,734,953
      Change in:
        Accounts receivable              8,466,255      (427,878)      685,966
        Merchandise
           inventories                 (56,854,448)  (52,930,182)   (8,162,842)
        Prepaid expenses                (1,449,914)   (2,109,595)     (489,190)
        Accounts payable                12,529,534    (5,463,796)    5,313,770
        Accrued expenses                (9,986,666)  (12,878,976)      250,119
        Income taxes payable             1,165,288    (1,796,559)    1,235,562
        Other liabilities               (7,267,692)   (7,451,093)      (44,369)
                                        ----------   -----------    ----------
           Net cash provided by (used in)
             operating activities        6,112,165   (27,940,891)   30,138,627
                                        ----------   -----------    ----------

Cash flows from investing activities:
  Capital expenditures for:
      Property, plant and equipment    (44,513,548)  (24,115,405)  (11,197,966)
      Other assets                     (12,000,475)   (2,480,695)   (7,782,742)
  Net cash paid in acquisition of
     Shoe Corp. of America                       -    (2,698,507)            -
  Net cash paid in acquisition of
     Casual Male                                 -             -      (300,000)
  Additional amount paid in connection with
     acquisition of Work 'n Gear stores          -             -      (230,987)
  Net cash acquired in acquisition of
     Morse Shoe, Inc.                            -             -     1,596,487
                                       -----------   -----------   -----------
           Net cash used in
             investing activities      (56,514,023)  (29,294,607)  (17,915,208)
                                       -----------   -----------   -----------

Cash flows from financing activities:
  Proceeds from issuance of convertible
     subordinated debt                           -             -    70,000,000
  Repayment of senior debt              (2,636,300)            -   (25,000,000)
  Repayment of senior
     subordinated debt                           -             -   (27,500,000)
  Proceeds from (repayment of)
     other long term debt               51,300,000    52,262,950   (25,800,000)
  Release of restricted cash             3,455,357             -             -
  Proceeds from issuance of common
     stock, net of retirements             444,405     2,992,493       562,154
  Payment of dividends                    (830,145)     (821,380)     (639,855)
                                        ----------   -----------    ----------
        Net cash provided by (used in)
           financing activities         51,733,317    54,434,063    (8,377,701)
                                        ----------    ----------    ----------
Net increase (decrease) in cash
    and cash equivalents                 1,331,459    (2,801,435)    3,845,718

Cash and cash equivalents at
    beginning of year                    3,584,032     6,385,467     2,539,749
                                       -----------   -----------   -----------

Cash and cash equivalents at
    end of year                        $ 4,915,491   $ 3,584,032   $ 6,385,467
                                       ===========   ===========   ===========

See accompanying notes to consolidated financial statements

                J. BAKER, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
     January 28, 1995, January 29, 1994 and January 30, 1993

(1) Summary of Significant Accounting Policies
    ------------------------------------------
    Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Fiscal Year

        The Company follows a 52 - 53 week fiscal year ending on the Saturday nearest January 31.

    Fair Value of Financial Instruments

        The carrying amount of cash, cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company's long-term instruments is estimated based on market values for similar instruments. At January 28, 1995, the difference between the carrying value of long-term instruments and their estimated fair value is not material.

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

        Depreciation and Amortization of Property, Plant and
 Equipment

        Depreciation and amortization of the Company's property, plant and equipment are provided on the straight-line method over the following periods:

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

        Fully diluted earnings per share for the periods ended January 28, 1995, January 29, 1994 and January 30, 1993 is based on the weighted average number of shares of common stock outstanding during such periods. Included in this calculation is the dilutive effect of common stock issuable under the 7% convertible subordinated notes due 2002, stock options and warrants.

    Revenue Recognition

        The Company recognizes revenue at the time of sale in its retail stores and at the time of shipment in its wholesale division.

    Income Taxes

        Deferred taxes are provided for using the asset and liability method for temporary differences between financial and tax reporting.

(2) Acquisition of Shoe Corporation of America, Inc.
    ------------------------------------------------
        On November 19, 1993, the Company acquired 83% of the outstanding common stock and all of the outstanding preferred stock of Tishkoff Enterprises, Inc. of Columbus, Ohio ("TEI"), an operator of full-service, semi-service and self-service licensed shoe departments in department stores, specialty stores and discount stores. The 83% interest in the outstanding common stock was acquired from certain TEI stockholders in exchange for 68,197 shares of the Company's common stock (16,769 of which shares are being withheld from TEI stockholders for up to two years and are available as a set-off to satisfy any claims of the Company for indemnification that may arise) and the right to receive payments equal in the aggregate to 8.3% of the consolidated pre-tax earnings of TEI over a six year period commencing January 29, 1994 (the "TEI Contingent Payment"), with a maximum aggregate payment of $4,980,000. The acquisition of all of the outstanding preferred stock of TEI was made for a payment of $650,000 in cash. On December 13, 1993, the stockholders of TEI approved the merger of JBAK Acquisition Corp., an Ohio corporation and a wholly owned subsidiary of the Company, with and into TEI (the "Merger") and TEI became a wholly owned subsidiary of the Company. In connection with the Merger, the Company paid cash consideration to the remaining TEI stockholders in the amount of $442,000, in payment for the remaining 17% interest in TEI common stock. Subsequent to the Merger, the corporate name of TEI was changed to Shoe Corporation of America, Inc. ("SCOA").

        The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of SCOA are included in the consolidated statements of earnings since the date of acquisition. The purchase price of $3,822,000, which includes $500,000 of direct costs associated with the Merger, was allocated to the assets and liabilities of SCOA based on their respective fair values at November 19, 1993.

        During the current fiscal year, the excess of cost over net assets acquired has been adjusted by $970,000, the amount accrued during the year ended January 28, 1995 for the TEI Contingent Payment right. In addition, the Company completed its analysis of the allocation of the purchase price and adjusted downward the preliminary estimate of the fair value of the acquired net assets by $1,764,000 as follows:

       Adjustments to reflect fair value of net assets:
             Merchandise inventories                    $(2,282,000)
             Deferred income taxes                        1,065,000
             Accrued expenses                              (547,000)
                                                         ----------
                                                        $(1,764,000)
                                                        ===========

        As a result, the increase in the excess of cost over net assets acquired is included in Other Assets and is being amortized on a straight-line basis over twenty years.

        SCOA operated 448 and 162 licensed footwear departments at January 28, 1995 and January 29, 1994, respectively. The increase in the number of licensed departments was primarily a result of the acquisition of new accounts.

(3) Acquisition of Morse Shoe, Inc.
    -------------------------------
        On January 30, 1993, Morse Acquisition, Inc., a wholly owned subsidiary of the Company ("Acquisition"), merged with and into Morse Shoe, Inc. ("Morse") pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of October 22, 1992 by and among the Company, Acquisition and Morse, whereby Morse became a wholly owned subsidiary of the Company. Pursuant to the acquisition of Morse, each share of Morse common stock was exchanged for .17091 of a share of J. Baker common stock. In connection with the acquisition, approximately 2,767,377 shares of
 J. Baker common stock were issuable to Morse stock-holders, including holders of approximately $47 million, or 94%, of Morse convertible debentures which had been converted into Morse common stock prior to January 30, 1993. Since January 30, 1993, holders of an additional $2.7 million of Morse convertible debentures converted their debt into 49,820 shares of J. Baker common stock. Approximately 6,500 additional shares of J. Baker common stock are reserved for future issuance upon conversions of the remaining outstanding Morse convertible debentures.

        The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the consolidated statements of earnings since the date of acquisition. At January 30, 1993, the purchase price of $58,942,000, which includes $2,100,000 of direct costs associated with the acquisition, was allocated to the assets and liabilities of Morse based on their respective fair values. During the year ended January 29, 1994, the Company completed its analysis of the allocation of the purchase price and adjusted downward the preliminary estimate of the fair value of the acquired net assets by $6,500,000 as follows:

      Adjustments to reflect fair value of net assets:
           Merchandise inventories                     $(9,309,000)
           Accrued expenses                             (4,300,000)
           Deferred income taxes                         4,220,000
           Other assets                                  2,389,000
           Other liabilities                               500,000
                                                        ----------
                                                       $(6,500,000)
                                                        ==========

        As a result, the excess of cost over net assets acquired is included in Other Assets and is being amortized on a straight line basis over twenty years.

        Morse has filed a breach of contract lawsuit against a former wholesale customer. There can be no assurance of what amount the Company will realize as a result of this lawsuit.

        The following unaudited pro forma operating results assume the Morse acquisition occurred as of the beginning of the year ended January 30, 1993, after giving effect to certain pro forma adjustments. In addition, for comparability purposes, the pro forma operating results for the year ended January 30, 1993 excludes Morse's reorganization costs.

       Net sales                             $894,723,000
       Operating income                        42,031,000
       Earnings before extraordinary item      19,852,000
       Net earnings                            17,408,000
       Earnings per common share:
        Primary:
          Earnings before extraordinary item        $1.48
          Net earnings                              $1.30

         Fully diluted:
           Earnings before extraordinary item       $1.32
           Net earnings                             $1.17

        The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on the date indicated, or which may result in the future.

(4) Bankruptcy Filings of Licensors
    -------------------------------
        On April 26, 1990, Ames Department Stores, Inc., and related entities ("Ames"), a significant licensor of the Company (see Notes 6 and 13), filed for protection under Chapter 11 of the United States Bankruptcy Code. On December 18, 1992, the Company and Ames executed Amendment No. 2 to the Ames license agreement and the Company and Ames executed a certain Stipulation which was filed with the United States Bankruptcy Court for the Southern District of New York and approved on January 6, 1993, the consummation date of Ames' Plan of Reorganization. The Stipulation provided that the license agreement between Ames and the Company shall be modified and amended and the license agreement assumed by Ames. Further, pursuant to the Stipulation, the Company settled its $13.7 million pre-petition claim with Ames and, in return, the Company received $5 million in cash and a promissory note issued by Ames in the amount of $8.7 million bearing interest at the rate of 6.0% per annum and having a final maturity on December 1, 1997, subject to repayment in the amounts and on the dates set forth in such promissory note. The Stipulation further provided for a mortgage lien on and security interest in the real property and buildings in Rocky Hill, Connecticut comprising the executive offices of Ames, which mortgage lien and security interest shall be used as security in repayment of the promissory note, and which shall be senior to all other liens and security interests except those granted in favor of certain banks under a credit agreement with such banks.

        Carried on the balance sheet at January 28, 1995 in Other Assets (see Note 6) are deferred lease acquisition costs of $20.8 million attributable to the Ames license agreement, which expires in 2009, subject to earlier termination upon failure to meet certain operating requirements. This balance reflects a non-cash write-down during the third quarter of fiscal 1993 resulting in a pre-tax charge to earnings of approximately $3.5 million as a result of Ames' October 30, 1992 announcement to close 60 additional stores. The Company intends to continue to amortize the deferred lease acquisition costs of the Ames license agreement over the remaining term of the license agreement, since the Company believes, based on its assessment of the likelihood and level of ongoing business with Ames, that the value of the license agreement supports the historical carrying cost at January 28, 1995. Any closing by Ames of additional stores will likely reduce the value of the Ames license agreement to a level below the current carrying value of the deferred lease acquisition costs. This would result in a further non-cash write-down of the asset, which would be reflected in the Company's earnings. The amount of the write-down would depend on the Company's historical sales volume in the closed stores.

        On July 8, 1993, July 19, 1993 and September 6, 1993 Fishers Big Wheel, Inc. ("Fishers", a former licensor of the Company), Jamesway Corporation ("Jamesway") and Rose's Stores, Inc. ("Rose's"), respectively, licensors of the Company, filed for protection under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filings, the Company had outstanding accounts receivable of $6.0 million in the aggregate due from Fishers, Jamesway and Rose's. On January 5, 1994, Fishers received Bankruptcy Court approval to conduct liquidation sales in all 54 of its stores. At the completion of the liquidation sales in the first quarter of fiscal 1995, Fishers ceased business operations. The Company has filed proofs of claim to preserve its rights to recover its pre-petition arrearage.

        On August 29, 1994, Jamesway filed its First Amended Plan of Reorganization and on December 12, 1994, its Second Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On January 18, 1995, the Jamesway Plan was consummated and Jamesway emerged from bankruptcy, assumed the Company's license agreement and, on February 1, 1995, paid the Company its pre-petition arrearage.

        On August 1, 1994, Rose's filed its Plan of Reorganization which Plan was confirmed on December 14, 1994. Rose's anticipates consummation of its plan and emergence from bankruptcy on or about April 30, 1995. On December 5, 1994, the Bankruptcy Court approved a joint motion filed by the Company and Rose's to assume the Company's license agreement with Rose's and to cure all pre-petition arrearage owed to the Company. The Company expects to collect its pre-petition arrearage by January, 1996.

        At January 28, 1995, carried on the balance sheet in Other Assets are deferred lease acquisition costs of $2.2 million attributable to the Rose's license agreement. The Company intends to continue to amortize the deferred lease acquisition costs of the Rose's license agreement through the license termination date of July 30, 1997, since the Company believes, based on its assessment of the likelihood and level of ongoing business with Rose's, that the value of the license agreement supports the historical carrying cost at January 28, 1995.

        During fiscal 1995, Jamesway and Rose's closed 115 stores. The Company does not expect these filings under the Bankruptcy proceedings, or the aforementioned store closings, to have a material adverse effect on future earnings. Combined sales in Jamesway and Rose's totaled $60.9 million for the year ended January 28, 1995. Sales in Fishers for the year ended January 28, 1995 were $1.6 million.

(5) Acquisitions of Apparel Businesses
    ----------------------------------
        The Casual Male

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

        Work 'n Gear Stores

        On September 25, 1991, the Company purchased from WearGuard Corporation approximately $5.3 million in assets for 415,723 shares of the Company's common stock. During the fiscal year ended January 30, 1993, pursuant to the terms of the transaction, the Company was required to pay additional cash consideration of $230,987 to WearGuard Corporation as the amount by which the average price at which WearGuard Corporation sold its acquired shares during a 90 day period ended February 25, 1992 was less than $12.64 per share. The acquired assets consisted primarily of the inventory and fixed assets of WearGuard's then existing 29 retail stores. The Company also assumed the leases to the 29 retail stores.

(6) Other Assets
    -------------
        Other assets at January 28, 1995 and January 29, 1994 were comprised of:

                                                 1995           1994
                                                 ----           ----
        Deferred lease acquisition costs       $49,777,441   $42,976,198
        Systems development costs               22,584,847    20,847,605
        Notes receivable                         9,641,000     9,546,000
        Excess of costs over net assets
          acquired                              10,191,899     7,457,561
        Restricted cash                                  -     3,455,357
        Leasehold interests                      1,255,000     1,255,000
        Cash surrender value of officers'
          life insurance, net                      474,128       474,128
        Other intangible assets and deferred
          charges                               12,252,483     8,790,493
                                               -----------    ----------
                                               106,176,798    94,802,342
       Less current portion of notes
         receivable                              2,900,000             -
       Less accumulated amortization            30,117,564    21,127,872
                                               -----------    ----------
                                               $73,159,234   $73,674,470
                                               ===========   ===========

        Deferred lease acquisition costs consist primarily of payments made in connection with the acquisition of license agreements and are being amortized over the terms of the respective license agreements (see Note 4). Systems development costs are being amortized on a straight line basis over eight years. Notes receivable consist of an $8.7 million, 6.0% note from Ames maturing on December 1, 1997 (see Note 4), and a $941,000, 10.25% note from Hills Department Store Company ("Hills") maturing on September 30, 2003.

        The excess of costs over net assets acquired is the result of the acquisitions of Morse (see Note 3) and SCOA (see Note 2) and is being amortized over twenty years. Restricted cash represented amounts held in a trust account for the benefit of current and future Trade Note holders (see Note 7). The leasehold interests are being amortized over the terms of the related leases. Other intangible assets and deferred charges consist primarily of costs incurred for store openings and the issuance of debt and are being amortized over periods of three to ten years.

        During fiscal 1993, the Company released rights of software technology which the Company had previously developed for use in its operations, reducing selling, administrative and general expenses by $3.5 million.

(7) Debt
    ----
      Long-Term Debt
        Long-term debt at January 28, 1995 and January 29, 1994 was comprised of:

                                                1995          1994
                                                ----          ----
     Loans under revolving credit facility   $128,300,000   $77,000,000
     Trade notes                                        -     2,636,300
                                              -----------    ----------
                                              128,300,000    79,636,300
     Less current portion                               -     2,636,300
                                              -----------    ----------
                                             $128,300,000   $77,000,000
                                             ============   ===========

        The Company has a $250 million revolving credit facility on an unsecured basis with Shawmut Bank, N.A., The First National Bank of Boston, Fleet Bank of Massachusetts, N.A., Citizens Bank of Massachusetts, Natwest Bank, N.A., Fuji Bank, Ltd., The Yasuda Trust and Banking Company, LTD. and Standard Chartered Bank (the "Banks"). As amended to date, the aggregate commitment amount under this revolving credit facility will be reduced by $10 million on each December 30th of 1995 and 1996. Borrowings under the revolving credit facility can, at the discretion of the Company, be in the form of any combination of loans, bankers' acceptances and letters of credit. Loans under the revolving credit facility bear interest, at the Company's discretion, at Shawmut Bank, N.A.'s corporate base rate (8.5% at January 28,
 1995) or at the London Interbank Offered Rate (LIBOR) plus one and one-half percent.

        This facility expires in June, 1997. At January 28, 1995, the Company had $52.9 million available for borrowing under this facility.

        The trade notes represented Series C Trade Notes issued by Morse to unsecured pre-petition trade creditors of Morse. On August 23, 1994, the Company paid in full its Series C Trade Notes. Concurrent with the redemption of the Series C Trade Notes, $3.5 million previously held in trust for the benefit of Trade Note holders was released to the Company by the Trade Note trustee.

    Senior Subordinated Debt

        In June 1989, the Company issued $35 million of senior subordinated notes with detachable warrants which enable the holders to purchase 600,000 shares of the Company's common stock at a price of $20 per share, subject to adjustments. At January 28, 1995, the detachable warrants enable holders to purchase approximately 640,000 shares at $18.80 per share. Subject to certain conditions, the Company may repurchase all, but not less than all, of the outstanding warrants for 150% of the then per share warrant exercise price. The senior subordinated notes of $7,364,835 at January 28, 1995 ($7,312,366 at January 29, 1994)
 are presented net of $135,165 ($187,634 at January 29, 1994), which reflects the unaccreted portion of the $1,710,000 value originally assigned to the detachable warrants. The value of the warrants was recorded as additional paid-in capital and is being accreted using the effective interest method.

        The senior subordinated debt was reduced by $27.5 million in June 1992 with proceeds from the $70 million 7% convertible subordinated notes referred to below. The senior subordinated notes are due in installments of $1.5 million per year beginning in May 1995 with a final payment in May 1999. Interest, at 11.21%, is payable semiannually.

    Convertible Subordinated Debt

        Convertible subordinated debt at January 28, 1995 and January 29, 1994 was comprised of:

                                              1995          1994
                                              ----          ----
        7% convertible subordinated notes  $70,000,000  $70,000,000
        Convertible debentures                 353,000      353,000
                                            ----------   ----------
                                           $70,353,000  $70,353,000
                                            ==========   ==========

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

        Prior to the acquisition of Morse, 94% of the Morse convertible debentures converted into Morse common stock. Since the acquisition of Morse on January 30, 1993, holders of $2.7 million of additional Morse convertible debentures converted their debt into 49,820 shares of J. Baker common stock. The remaining balance of $353,000 convertible debentures accrue no interest until January 15, 1997, at which time the rate will be 8%, and no principal will be payable until January 15, 2002. The debt is subject, under certain circumstances, to mandatory conversion. Approximately 6,500 shares of J. Baker common stock are reserved for any future conversions of the remaining Morse convertible debentures.

        The Company's revolving credit facility and senior subordinated notes contain various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends and the maintenance of specified financial ratios, minimum levels of working capital and other financial criteria. At January 28, 1995, the Company was in compliance with such covenants.

        The Company is restricted, under various debt agreements, from paying cash dividends unless tangible net worth exceeds certain required levels. As defined by the most restrictive of those agreements, minimum tangible net worth, as so defined, was $198 million at January 28, 1995. At January 28, 1995, the Company's tangible net worth, as so defined, was approximately $237 million.

        Scheduled principal repayments of long-term debt, senior subordinated notes and convertible subordinated debt for the next five fiscal years and thereafter are as follows:

            Fiscal year
            ending January
            --------------
              1996                          $  1,500,000
              1997                             1,500,000
              1998                           129,800,000
              1999                             1,500,000
              2000                             1,500,000
              Thereafter                      70,353,000

(8) Taxes on Earnings
    -----------------
       In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company adopted Statement 109 as of February 2, 1992.
 The impact of adopting Statement 109 was not material, and accordingly, there is no cumulative effect of a change in accounting method presented in the consolidated statement of earnings for the year ended January 30, 1993.

        Total income tax expense (benefit) for the years ended
 January 28, 1995, January 29, 1994 and January 30, 1993 was allocated as follows:

                                 1995        1994         1993
                                 ----        ----         ----
   Income from continuing
       operations            $13,283,000  $13,113,000  $ 7,798,000
   Extraordinary item                  -            -   (1,262,000)
                              ----------   ----------   ----------
                             $13,283,000  $13,113,000  $ 6,536,000
                              ==========   ==========   ==========

        Income tax expense attributable to income from continuing operations consists of:

                                     Current     Deferred      Total
                                     -------     --------      -----
    Year ended January 28, 1995:
         Federal                   $4,132,000   $5,308,000   $9,440,000
         State and city             2,100,000    1,743,000    3,843,000
                                    ---------   ----------    ---------
                                   $6,232,000   $7,051,000  $13,283,000
                                    =========   ==========  ===========
    Year ended January 29, 1994:
         Federal                   $1,773,000   $9,827,000  $11,600,000
         State and city             1,454,000       59,000    1,513,000
                                    ---------    ---------   ----------
                                   $3,227,000   $9,886,000  $13,113,000
                                   ==========   ==========  ===========
    Year ended January 30, 1993:
         Federal                   $4,869,000   $1,621,000   $6,490,000
         State and city             1,487,000     (179,000)   1,308,000
                                   ----------   ----------   ----------
                                   $6,356,000   $1,442,000   $7,798,000
                                   ==========   ==========   ==========

        The following is a reconciliation between the statutory federal income tax rate and the Company's effective rate for the years ended January 28, 1995, January 29, 1994 and January 30,
 1993:

                                         1995         1994         1993
                                         ----         ----         -----
    Statutory federal income
       tax rate                          35.0%        35.0%        34.0%
     State income taxes, net of
      federal income tax benefit          6.8%         1.5%         4.1%
    Jobs tax credits                     (1.6%)       (1.4%)       (0.3%)
    Change in beginning of year
      balance of the valuation
      allowance for deferred tax assets  (2.6%)        5.7%           -
    Change in federal tax rate              -         (1.2%)          -
    Other                                (1.6%)       (3.6%)       (0.8%)
                                         ------       ------       ------
                                         36.0%        36.0%        37.0%
                                         ======       ======       ======

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 28, 1995 and January 29, 1994 are presented below:

                                                  1995          1994
  Deferred tax assets:                            ----          ----
     Accounts receivable, principally due
       to greater acquired tax bases         $   550,000    $ 1,146,330
     Inventory, principally due to
       additional costs capitalized for
       tax purposes and greater acquired
       tax bases                               3,500,000      6,326,527
     Intangible assets                          (105,000)        96,827
     Other assets                                573,000      2,437,061
     Nondeductible accruals and reserves       7,304,000     10,535,696
     Operating loss and credit
       carryforwards                          21,897,000     21,818,686
                                              ----------     ----------
      Total gross deferred tax assets         33,719,000     42,361,127
     Less valuation allowance                (14,969,000)   (15,914,000)
                                             -----------    -----------
     Net deferred tax assets                  18,750,000     26,447,127
                                             -----------    -----------

  Deferred tax liabilities:
     Fixed assets, principally due to
       accelerated tax depreciation
       and lesser acquired tax bases         (13,767,000)   (12,727,639)
     Intangible assets, principally due
       to lesser acquired tax bases           (6,723,000)    (7,226,244)
     Other liabilities                        (2,276,000)    (3,618,769)
                                             -----------    -----------
       Total gross deferred tax liabilities  (22,766,000)   (23,572,652)
                                             -----------    -----------
       Net deferred tax asset (liability)    $(4,016,000)   $ 2,874,475
                                             ===========    ===========

        At January 28, 1995 and January 29, 1994, the net deferred tax asset (liability) consisted of the following:

                                             1995           1994
                                             ----           ----

     Deferred tax asset - current         $ 2,120,000    $ 1,664,475
     Deferred tax asset - noncurrent                -      1,210,000
     Deferred tax liability - noncurrent   (6,136,000)             -
                                           ----------     ----------
                                          $(4,016,000)   $ 2,874,475
                                           ==========     ==========

        The valuation allowance for deferred tax assets as of January 29, 1994 was $15,914,000. The net change in the total valuation allowance for the year ended January 28, 1995 was a decrease of $945,000.

        At January 28, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $51.3 million, which are principally the net operating loss carryforwards acquired in the merger with Morse. Under federal income tax rules, Morse's net operating loss carryforwards may only be utilized to offset its own future taxable income, expire in years 2005 through 2009, and are subject also to an annual limitation of approximately $3.4 million. The Company also has alternative minimum tax credit carryforwards of approximately $8.6 million available to reduce future regular federal income taxes, if any, over an indefinite period.

(9) Pension and Profit Sharing Plans
    --------------------------------
        The Company has a noncontributory pension plan (the
 "Pension Plan") which covers substantially all non-union employees and is administered by Trustees who are officers of the Company.
 As of January 1, 1994, SCOA employees are eligible to participate in the Company's Pension Plan.

        The following table sets forth the Pension Plan's funded status at January 28, 1995 and January 29, 1994:

                                            1995           1994
                                            ----           ----
    Actuarial present value of
         benefit obligations:
       Vested                             $ 7,637,000    $6,397,000
       Nonvested                              704,000       392,000

                                           ----------    ----------
       Total accumulated benefit
          obligations                     $ 8,341,000    $6,789,000
                                          ===========    ==========

       Plan assets at fair value          $10,183,000    $9,251,000

       Actuarial present value of
         projected benefit obligations    (12,823,000)  (11,207,000)
                                           -----------  -----------
       Deficiency of plan assets over
         projected benefit obligations     (2,640,000)   (1,956,000)

       Unrecognized prior service cost
            (benefit)                         (90,000)      (98,000)
       Unrecognized net transitional
            liability                       1,221,000     1,342,000
       Unrecognized net actuarial
            (gain) loss                       229,000      (683,000)
                                            ---------     ----------
       Accrued pension cost               $(1,280,000)  $(1,395,000)
                                          ============  ===========

        In December 1993, the Board of Directors of the Company established a Supplemental Retirement plan (the "Supplemental Plan") to provide benefits attributable to compensation in excess of $150,000, but less than $242,280. The following table sets forth the Supplemental Retirement plan's funded status at January 28, 1995:

       Actuarial present value of benefit obligation:
         Vested                                      $  23,000
         Nonvested                                      10,000
                                                     ---------
         Total accumulated benefit obligations       $  33,000
                                                     =========

         Plan assets at fair value                   $       0
         Actuarial present value of projected
            benefit obligations                       (791,000)
                                                     ---------
         Deficiency of plan assets over
            projected benefit obligations             (791,000)

         Unrecognized prior service cost               594,000
         Unrecognized net actuarial loss                10,000
                                                      --------
         Accrued pension cost                        $(187,000)
                                                     =========

        Assumptions used to develop the plans' funded status were discount rate (8.5% in 1995, 7.5% in 1994) and increase in compensation levels (5%).

        Net pension cost for the years ended January 28, 1995, January 29, 1994 and January 30, 1993 included the following components:

                                            1995       1994        1993
                                            ----       ----        ----
   Service cost - benefits earned
      during the year                   $1,223,000   $ 767,000   $ 657,000
   Interest cost on projected
      benefit obligation                 1,056,000     869,000     730,000
   Actual return on plan assets            (66,000)   (763,000)   (623,000)
   Net amortization and deferral          (565,000)    234,000     104,000
                                        ----------  ----------   ---------
    Net pension cost                    $1,648,000  $1,107,000   $ 868,000
                                        ==========  ==========   =========

        Assumptions used to develop the net periodic pension cost were discount rates (7.5% and 7.0% for the Pension Plan and the Supplemental Plan, respectively), expected long-term return on assets (8.5%) and increase in compensation levels (5.0%).

        In January 1992, the Company implemented a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. Under the 401(k) plan, the Company matches 50% of the qualified employee's contribution up to 3% of the employee's salary. The total cost of the matching contribution was $915,000, $1,033,000 and $448,000 for the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively. In connection with the acquisition of Morse, on January 30, 1993 the Company merged Morse's 401(k) plan into the Company's 401(k) plan.

        The Company has established incentive bonus plans for certain executives and employees. The bonus calculations are based on the achievement of certain profit levels, as defined in the plans. For the years ended January 28, 1995, January 29, 1994 and January 30, 1993, $940,000, $1,025,000 and $1,643,000,
 respectively, was provided for bonuses under the plans.

        The Company does not provide post-retirement benefits other than pensions as defined under SFAS #106.

(10) Stock Options
     --------------
        The Amended and Restated 1985 Stock Option Plan provides for the issuance of incentive and non-qualified stock options to key employees at an option price of not less than 100% of the fair market value of a share on the date of grant of the option. Under this plan, there are 55,095 shares of common stock available for grant at January 28, 1995. No options can be granted under this plan after June, 1995. In addition, the Company has granted stock options which are not part of the plan. Options become exercisable either ratably over four years or upon grant, at the discretion of the Board of Directors, and expire ten years from the date of grant.

        The 1992 Directors' Stock Option Plan provides for the automatic grant of an option to purchase 2,500 shares of the Company's common stock upon initial election to the Board of Directors and, in addition, at the close of business on the fifth business day following the Company's annual meeting of stockholders. Options under the Directors' Plan are granted at a price equal to the closing price of the Company's common stock on the date of grant. They are exercisable in full as of the date of grant and expire ten years from the date of grant. Under this plan, there are 50,000 shares of common stock available for grant at January 28, 1995.

        Data with respect to stock options granted is as follows:

                         1985 Plan and Directors'
                           Stock Option Plan           Non-plan
                         Shares     Price Range     Shares    Price Range
                         ------     ------------    -------   ------------
 February 2, 1992,
    options outstanding  496,900    $ .95 - 17.00   72,500    $ .01 - 16.63
 Granted                 150,300    10.88 - 17.38    2,500        12.00
 Exercised               (68,323)     .95 - 17.00  (12,500)     .01 -  5.00
 Cancelled                (8,700)    4.88 - 16.63      -            -
                         -------    -------------  -------     ------------

 January 30, 1993,
    options outstanding  570,177      .95 - 17.38   62,500     6.75 - 16.63
 Granted                 452,500    16.50 - 23.75      -            -
 Exercised              (129,232)     .95 - 17.00      -            -
 Cancelled               (71,025)    4.88 - 21.75      -            -
                        --------    -------------   ------     -------------

 January 29, 1994,
    options outstanding  822,420      .95 - 23.75   62,500     6.75 - 16.63
  Granted                336,025    14.38 - 21.00      -            -
  Exercised              (48,000)    4.88 - 17.00      -            -
  Cancelled              (81,550)    4.88 - 21.75      -            -
                         -------    -------------   -------    -------------

 January 28, 1995,
   options outstanding  1,028,895   $ .95 - 23.75   62,500    $6.75 - 16.63
                        =========    ============   ======    =============

 Exercisable at
    January 28, 1995      391,445   $ .95 - 23.75   62,500    $6.75 - 16.63
                        =========    ============   ======    =============

        In fiscal 1995, the Company established the 1994 Equity Incentive Plan, which provides for the issuance of one million shares of common stock to officers and employees in the form of stock options (both incentive options and non-qualified options), grants of restricted stock, grants of performance shares and unrestricted grants of stock. At January 28, 1995, one million shares of common stock are available for grant.

(11) Commitments and Contingent Liabilities
     --------------------------------------
     Leases

        The Company operates mainly from leased premises under license agreements generally requiring payment of annual rentals contingent upon sales. The Company leases its computers, vehicles and certain of its offices and warehouse facilities, in addition to its retail stores.

        At January 28, 1995, minimum rental commitments under operating leases are as follows:

 Fiscal Year
 ending January       Net minimum rentals    Minimum sub-rentals
 --------------       -------------------    -------------------
                                 (in thousands)
      1996                  $ 54,828               $  379
      1997                    47,979                  127
      1998                    42,812                  121
      1999                    35,403                   81
      2000                    23,354                   81
      Thereafter              49,570                  106
                             -------               ------
                            $253,946               $  895
                             =======               ======

        Rent expense for the years ended January 28, 1995, January 29, 1994 and January 30, 1993 was as follows:

                                       1995        1994       1993
                                       ----        ----       ----
                                            (in thousands)
     Minimum rentals                $ 53,189    $ 46,012   $ 19,984
     Contingent rentals               90,275      78,694     49,107
                                     -------     -------    -------
                                     143,464     124,706     69,091
     Less sublease rentals               409         332        293
                                     -------    --------    -------
     Net rentals                    $143,055    $124,374   $ 68,798
                                    ========    ========   ========

    Other Commitments and Contingent Liabilities

        The Company has employment agreements with certain of its officers under which it is committed to pay an aggregate of approximately $3.2 million through January, 1997.

        The Company also has consulting agreements under which it is required to pay an aggregate of approximately $1.5 million through 2001.

        The Company was contingently liable under letters of credit amounting to approximately $31.8 million at January 28, 1995.

        On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment will be entered for Maxwell. The Company intends to appeal the judgment and believes it has substantial legal arguments to justify the judgment being overturned at the appellate level. In the event the Company were not to prevail, however, total damages, including attorney's fees and interest, are estimated to be approximately $10 million.

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

(12) Stockholders' Equity
     --------------------
        The Board of Directors of the Company is authorized by vote or votes, from time to time adopted, to provide for the issuance of Preferred Stock in one or more series and to fix and state the voting powers, designations, preferences and relative participating, optional or other special rights of the shares of each series and the qualifications, limitations and restrictions thereof.

       On December 15, 1994, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement") designed to enhance the Company's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of common stock of the Company to shareholders of record as of the close of business on January 6, 1995. Each right entitles the holder to purchase from the Company a unit consisting of one ten thousandth (1/10,000) of a share of Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share, at a cash exercise price of $70 per unit, subject to adjustment, upon the occurrence of certain events as are set forth in the Rights Agreement. These events include the earliest to occur of (i) acquisition of 15% or more of the outstanding shares of common stock of the Company by any person or group (ii) the commencement of a tender or exchange offer that would result upon its consummation in a person or a group becoming the beneficial owner of 15% or more of the outstanding common stock of the Company or (iii) the determination by the Board of Directors that any person is an "Adverse Person", as defined in the Rights Agreement. The Rights are not exercisable until or following the occurrence of one of the above events and will expire on December 14, 2004, unless previously redeemed or exchanged by the Company as provided in the Rights Agreement.

(13) Principal Licensor
     ------------------
      Sales in licensed departments operated under the Ames license agreement accounted for 9.5%, 11.5% and 22.9% of the Company's net sales in the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

(14) Segment Information
     -------------------
        The Company is a specialty retailer conducting business through retail stores in two business segments; footwear and apparel. Information about operations for each of these segments is summarized as follows:

                                                      Year Ended
                                           ----------------------------------
                                           January 28, January 29, January 30,
                                              1995        1994         1993
                                           ----------  ----------  ----------
                                                  ($ in thousands)
 Footwear
   Net sales                                $818,220    $734,827    $380,243

   Operating profit                           44,993      43,382      17,460
   Identifiable assets                       456,552     396,958     341,407
   Depreciation and amortization              20,363      15,075      10,951
   Additions to property, equipment
      and leasehold improvements              31,298      13,814       2,786

 Apparel
   Net sales                                $224,759    $184,051    $152,013
   Operating profit                           26,974      23,802      22,438
   Identifiable assets                        89,111      65,842      48,844
   Depreciation and amortization               4,130       2,373         714
   Additions to property, equipment
      and leasehold improvements              11,570       8,654       6,832

 Consolidated
   Net sales                              $1,042,979    $918,878    $532,256

   Operating profit before general
      corporate expense                       71,967      67,184      39,898

   General corporate expense                 (25,968)    (23,318)    (10,691)
   Interest expense, net                      (9,100)     (7,442)     (8,131)

Earnings before income taxes                 $36,899     $36,424     $21,076

Identifiable assets                         $545,663    $462,800    $390,251

Corporate assets                              32,955      39,696      41,547

     Total assets                           $578,618    $502,496    $431,798

Depreciation and amortization                $27,883     $21,874     $14,688

Additions to property, equipment
    and leasehold improvements               $44,514     $24,115     $11,198

(15) Selected Quarterly Financial Data (Unaudited)
     -----------------------------------------------

                           First     Second    Third     Fourth
                           Quarter   Quarter   Quarter   Quarter    Total
                           -------   -------   -------   -------    ------
                                (In thousands, except per share data)
Year ended January 28, 1995
  Net sales                $221,338  $256,336  $262,015  $303,290  $1,042,979
  Gross profit               97,219   117,289   119,349   129,387     463,244
  Net earnings             $  3,197  $  7,134  $  6,592  $  6,693  $   23,616
                           ========  ========  ========  ========  ==========

  Earnings per common share:
   Primary                  $   .23  $    .52   $   .47   $   .49     $  1.71
                           ========  ========  ========  ========   =========
   Fully diluted            $   .22  $    .43   $   .40   $   .41     $  1.46
                           ========  ========  ========  ========   =========


Year ended January 29, 1994
  Net sales                $193,388  $232,529  $224,421  $268,540    $918,878
  Gross profit               87,765   100,850   100,057   113,351     402,023
  Net earnings             $  2,483  $  6,385  $  6,486  $  7,957    $ 23,311
                           ========  ========  ========  ========    ========

  Earnings per common share:
   Primary                 $    .18  $    .47  $    .48  $    .57    $   1.70
                           ========  ========  ========  ========    ========
   Fully diluted           $    .18  $    .39  $    .40  $    .48    $   1.45
                           ========  ========  ========  ========    ========

(16) Advertising Costs
     -----------------
          The Company incurred advertising costs of $20.1 million, $16.5 million and $5.1 million in the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

(17) Supplemental Schedules to Consolidated Statements of Cash Flows
     ---------------------------------------------------------------

                                         1995         1994        1993
                                         ----         ----        ----
  Cash paid for interest              $8,765,653   $6,799,091  $8,884,947
  Cash paid for income taxes          $4,162,348   $5,022,668  $4,718,757
                                      ==========   ==========  ==========
  Non-cash investing activities:
      Common stock issued in connection
        with the acquisition of Morse
        Shoe, Inc. (see Note 3)                               $56,841,924
                                                              ===========
      Common stock issued in connection
        with the acquisition of Shoe
        Corporation of America
        (see Note 2)                                $ 970,704
                                                    =========
  Non-cash financing activities:
      Conversion of subordinated debt
        (see Note 3)                               $2,707,000
                                                   ==========
      Notes receivable
        (see Notes 4 and 6)             $ 95,000     $846,000  $8,700,000
                                        ========     ========  ==========

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE

   None.

                             PART III
                             ________

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

                             PART IV
                             _______

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

                                                    J. Baker, Inc.
                                                    _______________
                                                    (Registrant)

By/s/Sherman N. Baker             By/s/Jerry M. Socol
_____________________             -----------------------
  Sherman N. Baker                Jerry M. Socol
  Chairman of the Board           President and Chief
                                  Executive Officer

By/s/Philip G. Rosenberg          By/s/Alan I. Weinstein
______________________            _______________________
  Philip G. Rosenberg             Alan I. Weinstein
  First Senior Vice President     Senior Executive Vice President
  Principal Accounting Officer    and Principal Financial Officer

April 25, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Sherman N. Baker             /s/J. Christopher Clifford
___________________             __________________________
Sherman N. Baker, Director      J. Chistopher Clifford, Director

/s/Ervin Cruce                  /s/Nancy Ryan Greenberg
__________________              _______________________
Ervin Cruce, Director           Nancy Ryan Greenberg, Director

/s/Douglas Kahn                 /s/Thomas H. Lee
__________________              _______________________
Douglas Kahn, Director          Thomas H. Lee, Director

/s/David Pulver                 /s/Melvin M. Rosenblatt
_______________                 _______________________
David Pulver, Director          Melvin M. Rosenblatt, Director

/s/Stanley Simon                /s/Jerry M. Socol
_______________                 ______________________
Stanley Simon, Director         Jerry M. Socol, Director


All as of April 25, 1995

                            EXHIBITS

                           Filed with

                   Annual Report on Form 10-K

                               of

                         J. BAKER, INC.

                       555 Turnpike Street
                        Canton, MA  02021

               For the Year Ended January 28, 1995

                          EXHIBIT INDEX

Exhibit
- --------
3.     Articles of Organization and By-Laws
       ------------------------------------
(.01)  Amended and Restated Articles of Organization of the                *
       Company, as filed with the Secretary of the Commonwealth of
       Massachusetts on September 26, 1990 (filed as Exhibit 3.01 to the Company's Form 10-K Report for the year ended
       February 2, 1991).

(.02) By-Laws of the Company, as amended by the Board of Directors         *
      on September 11, 1990 (filed as Exhibit 19.01 to the
      Company's Form 10-Q Report for the quarter ended November 3,
      1990).

4.    Instruments Defining the Rights of Security Holders, Including
      --------------------------------------------------------------
      Indentures
      -----------
(.01) Senior Notes and Senior Subordinated Notes with Stock                *
      Purchase Warrants dated May 1, 1989 (filed as Exhibit 4.01 to the Company's Form 10-Q Report for the quarter ended July 29,
      1989).

(.02) Indenture dated as of June 12, 1992 by and between J. Baker,         *
      Inc. and The First National Bank of Boston as Trustee with respect to 7% Convertible Subordinated Notes due 2002 (filed as Exhibit 4.08 to the Company's Form 10-Q Report for the
      quarter ended August 1, 1992).

(.03) Revolving Credit and Loan Agreement by and among JBI, Inc.,          *
      et al., and Shawmut Bank, et al., dated as of February 1,
      1993 (filed as Exhibit 4.03 to the Company's Form 10-K Report for the year ended January 30, 1993).

(.04) Guarantee Agreement dated as of February 1, 1993, between J.         *
      Baker, Inc., Shawmut Bank, N.A., and subsidiaries of J.
      Baker, Inc. (filed as Exhibit 4.09 to the Company's Form 10-K
      Report for the year ended January 30, 1993).

(.05) Security Agreement dated as of February 1, 1993, between JBI,        *
      Inc., J. Baker, Inc., and Shawmut Bank, N.A. (filed as
      Exhibit 4.10 to the Company's Form 10-K Report for the year ended January 30, 1993).

(.06) Stock Pledge Agreement dated as of February 1, 1993 by and           *
      between JBI, Inc., J. Baker, Inc., Shawmut Bank, N.A., and subsidiaries of J. Baker, Inc. (filed as Exhibit 4.11 to the
      Company's Form 10-K Report for the year ended January 30,
      1993).

(.07) Indenture dated as of January 15, 1992 by and between Morse          *
      Shoe, Inc. and State Street Bank and Trust Company as Trustee
      with respect to Convertible Subordinated Debentures due 2002
      (filed as Exhibit 4.12 to the Company's Form 10-K Report for the year ended January 30, 1993).

(.08) First Supplemental Indenture (dated as of January 30, 1993)          *
      to the Indenture (dated January 15, 1992) under which
      Convertible Subordinated Debentures Due 2002 were issued by
      Morse Shoe, Inc. (filed as Exhibit 4.01 to the Company's Form
      10-Q Report for the quarter ended May 1, 1993).

* Incorporated herein by reference


Exhibit
- -------
(.09) First Amendment and Waiver Agreement by and among JBI, Inc.,         *
      J. Baker, Inc, and Shawmut Bank, N.A., et al, dated as of
      November 19, 1993 (filed as Exhibit 4.01 to the Company's
      Form 10-Q Report for the quarter ended October 30, 1993).

(.10) Assumption Agreement by Tishkoff Enterprises, Inc. dated as          *
      of November 19, 1993 (filed as Exhibit 4.02 to the Company's
      Form 10-Q Report for the quarter ended October 30, 1993).


(.11) First Amendment to Pledge Agreement by and among JBI, Inc.,          *
      J. Baker, Inc. and Shawmut Bank, N.A., et al, dated as of
      November 19, 1993 (filed as Exhibit 4.03 to the Company's
      Form 10-Q Report for the quarter ended October 30, 1993).


(.12) Second Amendment to Pledge Agreement by and among JBI, Inc.,         *
      J. Baker, Inc. and Shawmut Bank, N.A., et al, dated as of
      December 30, 1993 (filed as Exhibit 4.14 to the Company's
      Form 10-K Report for the year ended January 29, 1994).

(.13) Assumption Agreement by Shoe Corporation of America, Inc.            *
      dated as of December 30, 1993 (filed as Exhibit 4.15 to the
      Company's Form 10-K Report for the year ended January 29,
      1994).

(.14) Second Amendment Agreement by and among JBI, Inc, J. Baker,          *
      Inc. and Shawmut Bank, N.A., et al dated as of April 29, 1994
      (filed as Exhibit 4.01 to the Company's Form 10-Q Report for the quarter ended April 30, 1994).

(.15) Third Amendment Agreement to Revolving Credit and Loan               *
      Agreement by and among JBI, Inc., J. Baker, Inc., and Shawmut
      Bank, N.A., et al, dated December 1, 1994 (filed as Exhibit
      4.01 to the Company's Form 10-Q Report for the quarter ended
      October 29, 1994).

(.16) Fourth Amendment Agreement to Revolving Credit and Loan              **
      Agreement by and among JBI, Inc., J. Baker, Inc. and Shawmut
      Bank, N.A., et al, dated as of March 6, 1995, attached.

(.17) Shareholder Rights Agreement between J. Baker, Inc. and Fleet        *
      National Bank, dated as of December 15, 1994 (filed as
      Exhibit 4.1 to the Company's Form 8-K Report dated December
      15, 1994).

10.   Material Contracts
      -------------------
(.01) License Agreement between Ames Department Stores, Inc., et al        *
      and JBI Holding Company, Inc. (filed as Exhibit 10.01 to the
      Company's Form 10-K Report for the year ended January 30,
      1988).

(.02) Agreement between JBI Holding Company, Inc. and JBI, Inc. re:        *
      Assignment of Ames License Agreement (filed as Exhibit 10.02 to the Company's Form 10-K Report for the year ended January
      30, 1988).

(.03) Amendment No. 1 dated April 29, 1989 to Agreement between            *
      Ames Department Stores, Inc. and JBI Holding Company, Inc.
      (filed as Exhibit 10.04 to the Company's Form 10-Q Report for the quarter ended April 29, 1989).

* Incorporated herein by reference
**Included herein

Exhibit
- --------

(.04) Amendment No. 2 dated December 18, 1992, to Agreement between        *
      Ames Department Stores, Inc. and JBI Holding Company, Inc.
      (filed as Exhibit 10.04 to the Company's Form 10-K Report for the year ended January 30, 1993).

(.05) Guaranty and Indemnity Agreement dated April 28, 1989 between        *
      J. Baker, Inc. and Ames Department Stores, Inc. (filed as
      Exhibit 10.05 to the Company's Form 10-Q Report for the
      quarter ended April 29, 1989).

(.06) Amended Cash Incentive Compensation Plan (filed as Exhibit           *
      19.01 to the Company's Form 10-Q Report for the quarter ended
      August 3, 1991).

(.07) J. Baker Senior Executive Performance Stock Incentive Plan           *
      (filed as Exhibit 10.10 to the Company's Form 10-K Report for the year ended February 3, 1990).

(.08) Plan of Reorganization of The Casual Male Corporation dated          *
      November 1, 1990 as revised November 20, 1990 (filed as
      Exhibit 2.01 to the Company's Form 10-Q Report for the
      quarter ended November 3, 1990).

(.09) Executive Employment Agreement dated March 25, 1993 between          *
      Sherman N. Baker and J. Baker, Inc. (filed as Exhibit 10.01 to the Company's Form 10-Q Report for the quarter ended July
      31, 1993).

(.10) Amendment to Employment Agreeement between J. Baker, Inc. and        **
      Sherman N. Baker, dated March 31, 1995, attached.

(.11) Executive Employment Agreement dated March 25, 1993 between          *
      Alan I. Weinstein and J. Baker, Inc. (filed as Exhibit 10.04 to the Company's Form 10-Q Report for the quarter ended July
      31, 1993).

(.12) Amendment to Employment Agreement, between J. Baker, Inc. and        *
      Alan I. Weinstein, dated April 27, 1994 (filed as Exhibit
      10.01 to the Company's Form 10-Q Report for the quarter ended
      July 30, 1994).

(.13) Executive Employment Agreement dated March 25, 1993 between          *
      Jerry M. Socol and J. Baker, Inc. (filed as Exhibit 10.11 to the Company's Form 10-K Report for the year ended January 29,
      1994).

(.14) Executive Employment Agreement dated March 25, 1993 between          *
      Linda B. Kanner and J. Baker, Inc. (filed as Exhibit 10.05 to the Company's Form 10-Q Report for the quarter ended July 31,
      1993).

(.15) Amendment to Employment Agreement, between J. Baker, Inc. and        *
      Linda B. Kanner, dated April 27, 1994 (filed as Exhibit 10.03 to the Company's Form 10-Q Report for the quarter ended July
      30, 1994).

(.16) Executive Employment Agreement dated March 25, 1993 between          *
      Larry I. Kelley and J. Baker, Inc. (filed as Exhibit 10.06 to the Company's Form 10-Q Report for the quarter ended July 31,
      1993).

(.17) Amendment to Employment Agreement, between J. Baker, Inc. and        *
      Larry I. Kelley, dated April 27, 1994 (filed as Exhibit 10.02 to the Company's Form 10-Q Report for the quarter ended July
      30, 1994).

* Incorporated herein by reference
**Included herein

Exhibit
- --------

(.18) Promissory Note of Larry I. Kelley dated June 3, 1991 (filed         *
      as Exhibit 10.33 to the Company's Form 10-K Report for the
      year ended February 1, 1992).

(.19) Promissory Note of Larry I. Kelley dated February 2, 1993            *
      (filed as Exhibit 10.15 to the Company's Form 10-K Report for the year ended January 29, 1994).

(.20) Promissory Note of Larry I. Kelley dated April 30, 1993              *
      (filed as Exhibit 10.16 to the Company's Form 10-K Report for the year ended January 29, 1994).

(.21) Executive Employment Agreement dated as of June 1, 1993              *
      between John E. Lattanzio and J. Baker, Inc, (filed as
      Exhibit 10.01 to the Company's Form 10-Q report for the
      quarter ended October 30, 1993).

(.22) Amendment to Employment Agreement, between John E. Lattanzio         **
      and J. Baker, Inc., dated February 9, 1995, attached.

(.23) Executive Employment Agreement dated as of November 1, 1993          *
      between Stuart M. Needleman and J. Baker, Inc. (filed as
      Exhibit 10.03 to the Company's Form 10-Q Report for the
      quarter ended October 30, 1993).

(.24) Amendment to Employment Agreement, between Stuart M.                 **
      Needleman and J. Baker, Inc., dated February 13, 1995,
      attached.

(.25) Executive Employment Agreement dated as of November 19, 1993         *
      between Dennis B. Tishkoff and J. Baker, Inc. (filed as
      Exhibit 10.04 to the Company's Form 10-Q Report for the
      quarter ended October 30, 1993).

(.26) Amendment to Employment Agreement, between Dennis B. Tishkoff        **
      and J. Baker, Inc., dated February 8, 1995, attached.

(.27) Executive Employment Agreement dated as of January 26, 1995          **
      between James Lee and J. Baker, Inc., attached.

(.28) J. Baker, Inc. Amended and Restated 1985 Stock Option Plan           *
      (filed as Exhibit 19.02 to the Company's Form 10-Q Report for the quarter ended August 1, 1992).

(.29) J. Baker, Inc. 1994 Equity Incentive Plan dated as of March          *
      29, 1994 (filed as Exhibit 10.23 to the Company's Form 10-K
      Report for the year ended January 29, 1994).

(.30) J. Baker, Inc. 1992 Directors Stock Option Plan dated as of          *
      April 13, 1992 (filed as Exhibit 19.03 to the Company's Form
      10-Q Report for the quarter ended August 1, 1992).

(.31) Stock Option Agreements between Jerry M. Socol and J. Baker,         *
      Inc. (filed as Exhibit 10.12 to the Company's Form 10-K
      Report for the year ended January 28, 1989).

(.32) Mortgage and Security Agreement dated as of December 30, 1992        *
      by and between JBI Holding Company, Inc. and Ames Department
      Stores, Inc., (filed as Exhibit 10.22 to the Company's Form
      10-K Report for the year ended January 30, 1993).


* Incorporated herein by reference
**Included herein

Exhibit
- ---------

(.33) Promissory Note dated as of December 30, 1992 made by Ames           *
      Department Stores, Inc. in favor of JBI Holding Company, Inc.
      (filed as Exhibit 4.14 to the Company's Form 10-K Report for the year ended January 30, 1993).

(.34) Stock Purchase Agreement by and among J. Baker, Inc. and             *
      Tishkoff Enterprises, Inc. and certain stockholders of
      Tishkoff Enterprises, Inc. dated November 19, 1993 (filed
      as Exhibit 2.01 to the Company's Form 10-Q Report dated
      October 30, 1993).

(.35) Agreement and Plan of Reorganization by and among J. Baker,          *
      Inc., Morse Acquisition, Inc. and Morse Shoe, Inc. dated
      October 22, 1992, as amended by Letter Amendments dated
      December 7, 1992 and December 10, 1992 (filed as Exhibits
      2.01-2.03 to the Company's Form 10-Q Report dated October 31,
      1992).

(.36) Agreement of Merger among J. Baker, Inc., JBAK Acquisition           *
      Corp. and Tishkoff Enterprises, Inc. dated December 3, 1993
      (filed as Exhibit 10.30 to the Company's Form 10-K Report for the year ended January 29, 1994).


11.   Statement re:  Computation of Primary and Fully Diluted              **
      -------------------------------------------------------
      Earnings Per Share, attached.
      ----------------------------

12.   Statement re:  Computation of Earnings to Fixed Charges,             **
      --------------------------------------------------------
      attached.
      ---------

22.   Subsidiaries of the Registrant, attached.                            **
      -----------------------------------------

23.  Consent of KPMG Peat Marwick, attached.                               **
     --------------------------------------

27.  Financial Data Schedule, attached.                                    **
     ----------------------------------




* Incorporated herein by reference