Form 10-Q
period 1995-04-29
BAKER J INC
filed 1995-06-12
CIK 792570

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended April 29, 1995


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

                         YES   X   NO

The number of shares outstanding of the registrant's common stock as of April 29, 1995 was 13,847,226.

                    J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
            April 29, 1995 (unaudited) and January 28, 1995

                                            April 29,   January 28,
    Assets                                    1995         1995
    -------                                 ---------   -----------
Current assets:
  Cash and cash equivalents              $  1,666,702  $  4,915,491
  Accounts receivable                      32,360,378    25,549,504
  Merchandise inventories                 348,640,010   333,686,950
  Prepaid expenses                          8,931,708     8,121,922
  Deferred income taxes                     2,120,000     2,120,000
                                          -----------   -----------
       Total current assets               393,718,798   374,393,867
                                          -----------   -----------
Property, plant and equipment, at cost:
  Land and buildings                       25,000,838    24,988,513
  Furniture, fixtures, machinery and
    equipment                             121,398,410   116,900,087
  Leasehold improvements                   54,833,928    47,448,521
                                          -----------   -----------
                                          201,233,176   189,337,121
  Less accumulated depreciation            63,025,956    58,271,956
                                          -----------   -----------
       Net property, plant and equipment  138,207,220   131,065,165
                                          -----------   -----------
Other assets                               72,474,087    73,159,234
                                         ------------  ------------
                                         $604,400,105  $578,618,266
                                         ------------  ------------
    Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt      $  1,500,000  $  1,500,000
  Accounts payable                        110,519,272   120,792,457
  Accrued expenses                         11,004,518    15,504,950
  Income taxes payable                              -       472,357
                                          -----------   -----------
       Total current liabilities          123,023,790   138,269,764
                                          -----------   -----------

Deferred income taxes                       6,136,000     6,136,000
Other liabilities                           6,351,751     6,377,762
Long-term debt, net of current portion    168,900,000   128,300,000
Senior subordinated debt                    5,876,803     5,864,835
Convertible subordinated debt              70,353,000    70,353,000

Stockholders' equity                      223,758,761   223,316,905
                                          -----------   -----------
                                         $604,400,105  $578,618,266
                                         ------------  ------------

See accompanying notes to consolidated financial statements.

                    J. BAKER, INC. AND SUBSIDIARIES
                  Statements of Consolidated Earnings
       For the quarters ended April 29, 1995 and April 30, 1994
                           (Unaudited)

                                      Quarter       Quarter
                                       Ended         Ended
                                   April 29, 1995  April 30, 1994
                                   --------------  --------------
Sales                               $231,384,692    $221,338,460

Cost of sales                        127,852,826     124,119,268
                                     -----------     -----------
   Gross profit                      103,531,866      97,219,192

Selling, administrative and
     general expenses                 93,101,690      84,550,572

Depreciation and amortization          6,971,000       5,469,817
                                     -----------     -----------
   Operating income                    3,459,176       7,198,803

Net interest expense                   2,422,523       2,203,018
                                     -----------     -----------
   Earnings before income taxes        1,036,653       4,995,785

Taxes on earnings                        399,000       1,798,000
                                     -----------     -----------
   Net earnings                       $  637,653     $ 3,197,785
                                     -----------     -----------

Net earnings per common share:
       Primary                          $   0.05        $   0.23
                                        --------        --------
       Fully diluted                    $   0.05        $   0.22
                                        --------        --------
Number of shares used to compute net
   earnings per common share:
   Primary                            13,845,796      13,813,399
                                      ----------      ----------
   Fully diluted                      13,968,470      18,467,411
                                      ----------      ----------
Dividends declared per share           $   0.015       $   0.015
                                      ----------      ----------

See accompanying notes to consolidated financial statements.

                    J. BAKER, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
       For the quarters ended April 29, 1995 and April 30, 1994
                           (Unaudited)

                                             April 29,    April 30,
                                               1995          1994
                                             ---------    ---------
Cash flows from operating activities:
   Net earnings                          $   637,653  $  3,197,785
   Adjustments to reconcile net earnings
     to net cash used in operating
     activities:
     Depreciation and amortization:
       Fixed assets                        4,754,000     3,572,435
       Deferred charges, intangible
          assets and deferred
          financing costs                  2,228,968     1,910,499
     Change in:
       Accounts receivable                (6,085,874)   (6,277,665)
       Merchandise inventories           (14,953,060)  (35,974,773)
       Prepaid expenses                     (809,786)      476,175
       Accounts payable                  (10,273,185)   (5,619,223)
       Accrued expenses                   (4,500,432)   (1,765,209)
       Income taxes payable                 (472,357)    1,965,435
       Other liabilities                       3,905       (90,374)
                                         -----------   -----------
          Net cash used in operating
          activities                     (29,470,168)  (38,604,915)
                                         -----------   -----------
Cash flows from investing activities:
   Capital expenditures for:
     Property, plant and equipment       (11,896,055)  (11,374,147)
     Other assets                         (2,286,769)     (801,284)
                                         -----------   -----------
          Net cash used in investing
              activities                 (14,182,824)  (12,175,431)
                                         -----------   -----------
Cash flows from financing activities:
   Proceeds from long-term debt           40,600,000    52,300,000
   Proceeds from issuance of common stock     11,903       375,012
   Payment of dividends                     (207,700)     (207,440)
                                         -----------    ----------
          Net cash provided by
               financing activities       40,404,203    52,467,572
                                         -----------    ----------

         Net increase (decrease) in cash  (3,248,789)    1,687,226

Cash and cash equivalents at
              beginning of year            4,915,491     3,584,032
                                         -----------    ----------
Cash and cash equivalents at end
              of period                  $ 1,666,702   $ 5,271,258
                                         -----------   -----------

Supplemental disclosure of cash flow
  information:
   Cash paid for interest                $ 1,331,164   $   681,597
                                         -----------   -----------
   Cash paid for income taxes, net       $ 1,426,645   $ 1,978,090
                                         -----------   -----------

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

   Fully diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Included in this calculation is the dilutive effect of stock options and warrants. The calculation for the quarter ended April 30, 1994 also included the dilutive effect of common stock issuable under the 7% convertible subordinated notes due 2002. The common stock issuable under the 7% convertible subordinated notes were not included in the calculation for the quarter ended April 29, 1995 because they were antidilutive.

3] On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment will be entered for Maxwell. The Company intends to appeal the judgment and believes it has substantial legal arguments to justify the judgment being overturned at the appellate level. In the event the Company were not to prevail, however, total damages, including attorney's fees and interest, are estimated to be approximately $10 million.

   A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The case is currently in the discovery phase, and a trial date has not yet been set. The Company believes that Ms. Maxwell's recovery against Morse, if any, will be less than her recovery against the Company because the number of allegedly infringing pairs of shoes is substantially less than those involved in the Company's case. Further, the Company believes that any recovery may be limited to the number of pairs allegedly infringing the patent during the time period after the confirmation of Morse's Chapter 11 Plan of Reorganization on December 20, 1991.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

   All references herein to fiscal 1996 and fiscal 1995 relate to the years ending February 3, 1996 and January 28, 1995, respectively.

Results of Operations

      First Quarter Fiscal 1996 versus First Quarter Fiscal 1995

   Net sales increased by $10.0 million to $231.4 million in the first quarter of fiscal 1996 from $221.4 million in the first quarter of fiscal 1995. Sales in the Company's footwear operations increased by $2.2 million primarily due to a sales increase in the Company's SCOA licensed shoe division as a result of SCOA's acquisition of new licensed departments during the last three quarters of fiscal 1995. The increase in SCOA's sales was partially offset by a $13.0 million decrease in wholesale footwear sales (which is a result of the closing of all wholesale footwear departments serviced by the Company during the second quarter of fiscal 1995) and a 5.9% decrease in comparable retail footwear sales (Comparable retail footwear sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes and Fayva shoe stores which were open in corresponding weeks of the two comparison periods). Sales in the Company's specialty apparel operations increased by $7.8 million due to an increase in the number of Casual Male Big &
Tall stores and Work 'n Gear stores in operation during the first quarter of fiscal 1996 over the first quarter of fiscal 1995, partially offset by a 0.9% decrease in comparable specialty apparel store sales. (Comparable specialty apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.)

   Cost of sales constituted 55.3% of sales in the first quarter of fiscal 1996 as compared to 56.1% of sales in the first quarter of fiscal 1995. This decrease was attributable primarily to a relative increase in sales in divisions which have lower costs of sales. Cost of sales in the company's footwear operations was 56.6% of sales in the first quarter of fiscal 1996 as compared to 57.1% of sales in the first quarter of fiscal 1995. The decrease in such percentage is primarily attributable to a lower cost of sales in the SCOA licensed division as compared to the Company's other retail shoe divisions, coupled with the elimination of wholesale sales, which have a higher cost of sales than retail sales. These factors were partially offset by higher markdowns as a percentage of sales. Cost of sales in the Company's specialty apparel operations was 50.7% of sales the first quarter of fiscal 1996 as compared to 52.0% of sales in the first quarter of fiscal 1995 due to an increase in initial markup on merchandise purchases partially offset by higher markdowns as a percentage of sales.

   Selling, administrative and general expenses increased $8.6 million or 10.1% in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 primarily due to an increase in the number of licensed departments and specialty apparel stores in operation, partially offset by a decrease in overhead expenses. As a percentage of sales, selling, administrative and general expenses were 40.2% in the first quarter of fiscal 1996 as compared to 38.2% in the first quarter of fiscal 1995. Selling, administrative and general expenses in the Company's footwear operations were 39.4% of sales in the first quarter of fiscal 1996 as compared to 37.1% of sales in the first quarter of fiscal 1995. This increase was primarily due to the elimination of wholesale footwear sales, partially offset by a relative increase in licensed footwear sales, which have lower selling, administrative and general expenses than those in the Company's Parade of Shoes and Fayva divisions. Selling, administrative and general expenses in the Company's specialty apparel operations were 43.0% of sales in the first quarter of fiscal 1996 as compared to 42.5% in the first quarter of fiscal 1995 primarily due to an increase in store level expenses.

   Depreciation and amortization expense increased by $1.5 million in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 due to an increase in depreciable and amortizable assets.

   As a result of the above described effects, the Company's operating income decreased by 51.9% to $3.5 million in the first quarter of fiscal 1996 from $7.2 million in the first quarter of fiscal 1995. As a percentage of sales, operating income was 1.5% in the first quarter of fiscal 1996 as compared to 3.3% in the first quarter of fiscal 1995.

   Net interest expense increased $220,000 to $2.4 million in the first quarter of fiscal 1996 from $2.2 million in the first quarter of fiscal 1995 primarily due to higher levels of borrowings and higher interest rates.

   Taxes on earnings for the first quarter of fiscal 1996 were $399,000, yielding an effective tax rate of 38.5%, as compared to taxes of $1.8 million, yielding an effective tax rate of 36.0% in the first quarter of fiscal 1995.

   Net earnings for the first quarter of fiscal 1996 were $638,000 as compared to earnings of $3.2 million in the first quarter of 1995, a decrease of 80.1%.

Financial Condition

             April 29, 1995 versus January 28, 1995

   The increase in accounts receivable at April 29, 1995 from January 28, 1995 is primarily due to seasonal factors, licensed sales in April being higher than licensed sales in January.

   Merchandise inventories at April 29, 1995 were higher than at January 28, 1995 primarily due to a seasonal increase in the average inventory level per location and a net increase of 32 in the number of stores and licensed departments in operation.

   The increase in net property, plant and equipment is the result of the company incurring capital expenditures of approximately $11.9 million in the first quarter of fiscal 1996 primarily for the opening of new stores, the renovation of existing units and the purchase of computer equipment.

   The ratio of accounts payable to merchandise inventory was 31.7% at April 29, 1995 as compared to 36.2% at January 28, 1995. This decrease is primarily the result of the company's decision to reduce the average financing terms of its foreign purchases.

   Accrued expenses at April 29, 1995 decreased from the balance at January 28, 1995 primarily due to payment of acquisition related costs and expenses.

   Debt increased $40.6 million to $245.1 million at April 29, 1995 from $204.5 million at January 28, 1995 primarily due to additional borrowings under the company's revolving line of credit to meet seasonal working capital needs and to fund capital expenditures.

Liquidity and Capital Resources

   The Company currently has a $270 million revolving credit facility on an unsecured basis with Shawmut Bank, N.A., The First National Bank of Boston, Fleet Bank of Massachusetts, N.A., Citizens Savings Bank, NatWest Bank N.A., The Yasuda Trust and Banking Co., Ltd., Bank Hapoalim B.M., National City Bank, Columbus, and Standard Chartered Bank (the "Banks"). As amended to date, the aggregate commitment amount will be reduced by $20 million on October 1, 1995, and by $10 million on each December 29th of 1995 and 1996. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires in June, 1997. As of April 29, 1995, the Company had outstanding obligations under the revolving credit facility of $227.4 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

   Following is a table showing actual and planned store openings by division for fiscal 1996:

                 Actual Openings   Planned Openings    Total
                      First         Second-Fourth      Actual/
Division         Quarter Fiscal     Quarter Fiscal     Planned
                      1996              1996          Openings
                 ---------------   ----------------   ---------
Licensed              27                  90               117
Parade of Shoes        4                   1                 5
Fayva                  3                   3                 6
Casual Male           32                  43                75
Work 'n Gear           3                   3                 6

   Offsetting the above actual and planned store openings, the Company has closed 31 licensed departments, one Parade of Shoes store and five Fayva stores during the first quarter of fiscal 1996, and has plans to close approximately an additional 19 licensed departments, 25 Fayva stores and 20 Parade of Shoes stores during the second through fourth quarters of fiscal 1996.

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

PART II - OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K

    (a)The Exhibits in the Exhibit Index are filed as part of this report.

    (b)No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                           SIGNATURES




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 J. BAKER, INC.







                               By:/s/Alan I. Weinstein
                                  --------------------------
                                  Alan I. Weinstein
                                  Senior Executive Vice President
                                  and Principal Financial Officer



Date:     Canton, Massachusetts
          June     , 1995

                               By:/s/Philip Rosenberg
                                  ---------------------------
                                  Philip Rosenberg
                                  First Senior Vice President and
                                  Treasurer (Chief Accounting
                                  Officer)



Date:     Canton, Massachusetts
          June     , 1995

            SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, DC  20549


                    ___________________


                         EXHIBITS

                        Filed with

               Quarterly Report on Form 10-Q

                            of

                      J. BAKER, INC.

                    555 Turnpike Street

                     Canton, MA  02021

           For the Quarter ended April 29, 1995

                           EXHIBIT INDEX

Exhibit
- --------

4. Instruments Defining the Rights of Security Holders,
   ----------------------------------------------------
   Including Indentures
   --------------------

   (.01) Fifth Amendment Agreement to Revolving Credit        **
         Agreement by and among JBI, Inc., et al, and
         Shawmut Bank, N.A., et al, dated May 19, 1995,
         attached.

   (.02) Assumption Agreement between TCMB&T, Inc. and        **
         Shawmut Bank, N.A., dated as of May 19, 1995,
         attached.

   (.03) Second Amendment to Pledge Agreement among JBI,      **
         Inc., et al, and Shawmut Bank, N.A., et al,
         dated as of May 19, 1995, attached.

10. Material Contracts
    ------------------
   (.01) Amendment to Employment Agreement, between Alan      **
         I. Weinstein and J. Baker, Inc., dated April 25,
         1995, attached.

   (.02) Amendment to Employment Agreement, between Larry     **
         I. Kelley and J. Baker, Inc., dated May 2, 1995,
         attached.

   (.03) Amendment to Employment Agreement, between Dennis    **
         B. Tishkoff and J. Baker, Inc., dated April 25,
         1995, attached.


11. Computation of Primary and Fully Diluted Earnings Per     **
    -----------------------------------------------------
    Share, attached.
    ---------------

27. Financial Data Schedule, attached.                        **
    ----------------------------------

*   Incorporated herein by reference
**  Included herein