Form 10-Q
period 1995-07-29
BAKER J INC
filed 1995-09-12
CIK 792570

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                        FORM 10-Q

(Mark One)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended July 29, 1995

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

             YES   [ X  ]          NO   [    ]

The number of shares outstanding of the registrant's common stock as of July 29, 1995 was 13,858,626.

               J. BAKER, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets
         July 29, 1995 (unaudited) and January 28, 1995

                                    July 29,         January 28,
        Assets                        1995              1995
        -------                     ------------     ------------
Current assets:
   Cash and cash equivalents         $ 1,860,980     $  4,915,491
   Accounts receivable                28,424,670       25,549,504
   Merchandise inventories           356,082,715      333,686,950
   Prepaid expenses                   10,020,912        8,121,922
   Deferred income taxes               2,120,000        2,120,000
                                     -----------      -----------
          Total current assets       398,509,277      374,393,867
                                     -----------      -----------
Property, plant and equipment, at cost:
   Land and buildings                 25,039,191       24,988,513
   Furniture, fixtures, machinery
        and equipment                127,442,442      116,900,087
   Leasehold improvements             54,195,251       47,448,521
                                     -----------      -----------
                                     206,676,884      189,337,121
   Less accumulated depreciation      68,447,955       58,271,956
                                     -----------      -----------
          Net property, plant
          and equipment              138,228,929      131,065,165
                                     -----------      -----------
Other assets                          70,432,281       73,159,234
                                     -----------      -----------
                                    $607,170,487     $578,618,266
                                     ===========      ===========

        Liabilities and Stockholders' Equity
        ------------------------------------
Current liabilities:
   Current portion of long-term debt $ 1,500,000     $  1,500,000
   Accounts payable                  115,469,833      120,792,457
   Accrued expenses                   11,368,937       15,504,950
   Income taxes payable                        -          472,357
                                     -----------      -----------
          Total current liabilities  128,338,770      138,269,764
                                     -----------      -----------
Deferred income taxes                  6,136,000        6,136,000
Other liabilities                      4,231,369        6,377,762
Long-term debt, net of
   current portion                   168,700,000      128,300,000
Senior subordinated debt               4,388,772        5,864,835
Convertible subordinated debt         70,353,000       70,353,000

Stockholders' equity                 225,022,576      223,316,905
                                     -----------      -----------
                                    $607,170,487     $578,618,266
                                     ===========      ===========

See accompanying notes to consolidated financial statements.

              J. BAKER, INC. AND SUBSIDIARIES
           Statements of Consolidated Earnings
  For the quarters ended July 29, 1995 and July 30, 1994
                     (Unaudited)

                                      Quarter         Quarter
                                      Ended           Ended
                                      July 29, 1995   July 30, 1994
                                      -------------   -------------

Sales                                 $272,520,039    $256,335,724

Cost of sales                          152,317,734     139,046,302
                                       -----------     -----------
     Gross profit                      120,202,305     117,289,422

Selling, administrative and
        general expenses               107,353,920      97,864,823

Depreciation and amortization            7,713,000       6,042,895
                                       -----------     -----------
     Operating income                    5,135,385      13,381,704

Net interest expense                     2,864,173       2,235,389
                                       -----------     -----------
     Earnings before income taxes        2,271,212      11,146,315

Taxes on earnings                          874,000       4,013,000
                                        ----------      ----------
     Net earnings                      $ 1,397,212     $ 7,133,315
                                        ==========      ==========
Net earnings per common share:
       Primary                         $      0.10     $      0.52
                                        ==========      ==========
       Fully diluted                   $      0.10     $      0.43
                                        ==========      ==========

Number of shares used to compute net
     earnings per common share:
     Primary                            13,847,954      13,833,796
                                        ==========      ==========
     Fully diluted                      13,932,754      18,409,255
                                        ==========      ==========

Dividends declared per share           $     0.015      $    0.015
                                        ==========       =========

See accompanying notes to consolidated financial statements.

              J. BAKER, INC. AND SUBSIDIARIES
            Statements of Consolidated Earnings
    For the six months ended July 29, 1995 and July 30, 1994
                        (Unaudited)

                                      Six Months      Six Months
                                        Ended           Ended
                                      July 29, 1995   July 30, 1994
                                      -------------   -------------
Sales                                 $503,904,731    $477,674,184

Cost of sales                          280,170,560     263,165,570
                                       -----------     -----------
     Gross profit                      223,734,171     214,508,614

Selling, administrative and
    general expenses                   200,455,610     182,415,395

Depreciation and amortization           14,684,000      11,512,712
                                       -----------     -----------
     Operating income                    8,594,561      20,580,507

Net interest expense                     5,286,696       4,438,407
                                       -----------     -----------
     Earnings before income taxes        3,307,865      16,142,100

Taxes on earnings                        1,273,000       5,811,000
                                       -----------     -----------
     Net earnings                     $  2,034,865    $ 10,331,100
                                       ===========     ===========
Net earnings per common share:
       Primary                        $       0.15    $       0.75
                                       ===========     ===========
       Fully diluted                  $       0.15    $       0.65
                                       ===========     ===========

Number of shares used to compute net
     earnings per share:
     Primary                            13,846,875      13,823,597
                                       ===========     ===========
     Fully diluted                      13,945,852      18,419,272
                                       ===========     ===========

Dividends declared per share           $     0.030     $     0.030
                                       ===========     ===========

See accompanying notes to consolidated financial statements.

                 J. BAKER, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
       For the quarters ended July 29, 1995 and July 30, 1994
                          (Unaudited)

                                      July 29, 1995   July 30, 1994
                                      -------------   -------------
Cash flows from operating activities:
  Net earnings                        $  2,034,865    $ 10,331,100
  Adjustments to reconcile net
    earnings to net cash used
    in operating activities:
      Depreciation and amortization:
         Fixed assets                   10,176,000       7,699,285
         Deferred charges, intangible
            assets and deferred
            financing costs              4,531,937       3,839,661
      Change in:
         Accounts receivable            (2,467,552)       (518,555)
         Merchandise inventories       (22,395,765)    (54,180,557)
         Prepaid expenses               (1,898,990)     (1,014,022)
         Accounts payable               (5,322,624)     (2,106,988)
         Accrued expenses               (4,136,013)     (9,587,437)
         Income taxes payable             (879,971)      5,033,009
         Other liabilities              (2,086,561)       (217,073)
                                        ----------      ----------
           Net cash used in operating
              activities               (22,444,674)    (40,721,577)
                                       -----------     -----------

Cash flows from investing activities:
  Capital expenditures for:
      Property, plant and equipment    (17,339,764)    (25,170,272)
      Other assets                      (3,290,879)     (1,889,521)
  Payments received on note receivable   1,450,000               -
                                       -----------     -----------
           Net cash used in
           investing activities        (19,180,643)    (27,059,793)
                                       -----------     -----------
Cash flows from financing activities:
  Proceeds from long-term debt          40,400,000      65,900,000
  Payment of senior subordinated debt   (1,500,000)              -
  Proceeds from issuance of
     common stock                           86,228         385,125
  Payment of dividends                    (415,422)       (414,945)
                                       -----------     -----------
           Net cash provided by
           financing activities         38,570,806      65,870,180
                                       -----------     -----------
           Net decrease in cash         (3,054,511)     (1,911,190)

Cash and cash equivalents at
   beginning of year                     4,915,491       3,584,032
                                       -----------     -----------
Cash and cash equivalents at
   end of period                       $ 1,860,980     $ 1,672,842
                                       ===========     ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest            $ 5,729,970     $ 4,753,554
                                       ===========     ===========
     Cash paid for income taxes, net   $ 2,152,971     $ 2,923,516
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

     Fully diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Included in this calculation is the dilutive effect of stock options and warrants. The calculation for the quarter and six months ended July 30, 1994 also included the dilutive effect of common stock issuable under the 7% convertible subordinated notes due 2002. The common stock issuable under the 7% convertible subordinated notes were not included in the calculation for the quarter and six months ended July 29, 1995 because they were antidilutive.

3]   On September 5, 1995, the Company announced its intent to
dispose of its Fayva footwear division by the end of fiscal 1996. The Company expects that the disposal of the division should result in a positive impact on liquidity, although there will be a significant one-time restructuring charge to earnings which is anticipated to be recorded in the third quarter of fiscal 1996 once the Company is able to reasonably estimate the value of the charge. The impact on liquidity and the size of the charge will depend, in part, on the value the Company is able to realize from the liquidation of existing Fayva inventory and fixed assets and the disposition of the Fayva store leases.

4]   On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a
licensor of the Company, filed for protection under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.9 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the quarter and six months ended July 29, 1995 were $16.0 million and $28.6 million, respectively.

5]   On November 10, 1993, a federal jury in Minneapolis, MN
returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment has been entered for Maxwell. The Company has appealed the judgment and believes it has substantial legal arguments to justify the judgment being overturned at the appellate level. In the event the Company were not to prevail, however, total damages, including attorney's fees and interest, are estimated to be approximately $10 million.

     A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The discovery phase of the case has concluded, but a trial date has not yet been set. The Company believes that Ms. Maxwell's recovery against Morse, if any, will be less than her recovery against the Company because the number of allegedly infringing pairs of shoes is substantially less than those involved in the Company's case.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.


     All references herein to fiscal 1996 and fiscal 1995 relate to the years ending February 3, 1996 and January 28, 1995, respectively.

Results of Operations

   First Six Months Fiscal 1996 versus First Six Months Fiscal 1995

     Net sales increased by $26.2 million to $503.9 million in the first six months of fiscal 1996 from $477.7 million in the first six months of fiscal 1995. Sales in the Company's footwear operations increased by $9.9 million primarily due to a sales increase in the Company's SCOA licensed shoe division as a result of SCOA's acquisition of new licensed departments during the last three quarters of fiscal 1995, coupled with an increase in the number of Parade of Shoes stores in operation during the first six months of fiscal 1996 versus the first six months of fiscal 1995. The sales increase in footwear operations was partially offset by a 4.2% decrease in comparable retail footwear store sales (Comparable retail footwear sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes and Fayva shoe stores which were open in corresponding weeks of the two comparison periods.), a decrease in the number of discount licensed shoe departments and Fayva shoe stores in operation during the first six months of fiscal 1996 versus the first six months of fiscal 1995, and a $17.1 million decrease in wholesale footwear sales (which is the result of the closing of all wholesale footwear departments serviced by the Company during the second quarter of fiscal 1995). Sales in the Company's specialty apparel operations increased by $16.3 million due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the first six months of fiscal 1996 over the first six months of fiscal 1995, partially offset by a 1.8% decrease in comparable specialty apparel store sales. (Comparable specialty apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.)

     Cost of sales constituted 55.6% of sales in the first six months of fiscal 1996 as compared to 55.1% of sales in the first six months of fiscal 1995. Cost of sales in the Company's footwear operations was 57.0% of sales in the first six months of fiscal 1996 as compared to 56.1% of sales in the first six months of fiscal 1995. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales and a decrease in the initial markup on merchandise purchases, partially offset by the elimination of wholesale footwear sales, which have a higher cost of sales than retail sales. Cost of sales in the specialty apparel operations was 50.7% of sales in the first six months of fiscal 1996 as compared to 51.0% of sales in the first six months of fiscal 1995 primarily due to a higher initial markup on merchandise purchases, partially offset by higher markdowns as a percentage of sales.

     Selling, administrative and general expenses increased $18.0 million or 9.9% in the first six months of fiscal 1996 as compared to the first six months of fiscal 1995 primarily due to an increase in the number of licensed departments, Parade of Shoes and specialty apparel stores in operation, partially offset by a decrease in overhead expenses. As a percentage of sales, selling, administrative and general expenses were 39.8% in the first six months of fiscal 1996 as compared to 38.2% in the first six months of fiscal 1995. Selling, administrative and general expenses in the Company's footwear operations were 38.7% of sales in the first six months of fiscal 1996 as compared to 37.2% of sales in the first six months of fiscal 1995. This increase was primarily due to the elimination of wholesale footwear sales, partially offset by a relative increase in licensed footwear sales, which have lower selling, administrative and general expenses than those in the Company's Parade of Shoes and Fayva divisions. Selling, administrative and general expenses in the Company's specialty apparel operations were 43.7% of sales in the first six months of fiscal 1996 as compared to 42.1% in the first six months of fiscal 1995 primarily due to an increase in store level expenses.

     Depreciation and amortization expense increased by $3.2 million in the first six months of fiscal 1996 as compared to the first six months of fiscal 1995 due to an increase in depreciable and amortizable assets.

     As a result of the above described effects, the Company's operating income decreased by 58.2% to $8.6 million in the first six months of fiscal 1996 from $20.6 million in the first six months of fiscal 1995. As a percentage of sales, operating income was 1.7% in the first six months of fiscal 1996 as compared to 4.3% in the first six months of fiscal 1995.

     Net interest expense increased $848,000 to $5.3 million in the first six months of fiscal 1996 from $4.4 million in the first six months of fiscal 1995 primarily due to higher levels of borrowings and higher interest rates.

     Taxes on earnings for the first six months of fiscal 1996 were $1.3 million, yielding an effective tax rate of 38.5%, as compared to taxes of $5.8 million, yielding an effective tax rate of 36.0% in the first six months of fiscal 1995.

     Net earnings for the first six months of fiscal 1996 were $2.0 million as compared to net earnings of $10.3 million in the first six months of 1995, a decrease of 80.3%.

 Second Quarter Fiscal 1996 versus Second Quarter Fiscal 1995

     Net sales increased by $16.2 million to $272.5 million in the second quarter of fiscal 1996 from $256.3 million in the second quarter of fiscal 1995. Sales in the Company's footwear operations increased by $7.7 million primarily due to a sales increase in the Company's SCOA licensed shoe division as a result of SCOA's acquisition of new licensed departments during the last three quarters of fiscal 1995, coupled with an increase in the number of Parade of Shoes stores in operation during the second quarter of fiscal 1996 versus the second quarter of fiscal 1995. This increase was partially offset by a $4.1 million decrease in wholesale footwear sales (which is a result of the closing of all wholesale footwear departments serviced by the Company during the second quarter of fiscal 1995), a decrease in the number of discount licensed and Fayva shoe stores in operation during the second quarter of fiscal 1996 versus the second quarter of fiscal 1995 and a 2.8% decrease in comparable retail footwear sales.
Sales in the Company's specialty apparel operations increased by $8.5 million due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the second quarter of fiscal 1996 over the second quarter of fiscal 1995, partially offset by a 2.6% decrease in comparable specialty apparel store sales.

     Cost of sales constituted 55.9% of sales in the second quarter of fiscal 1996 as compared to 54.2% of sales in the second quarter of fiscal 1995. Cost of sales in the company's footwear operations was 57.3% of sales in the second quarter of fiscal 1996 as compared to 55.2% of sales in the second quarter of fiscal 1995. The increase in such percentage is primarily attributable to an increase in markdowns as a percentage of sales. This increase was partially offset by the elimination of wholesale sales, which have a higher cost of sales than retail sales. Cost of sales in the Company's specialty apparel operations was 50.6% of sales in the second quarter of fiscal 1996 as compared to 50.2% of sales in the second quarter of fiscal 1995 primarily due to higher markdowns as a percentage of sales, partially offset by a higher initial markup on purchases.

     Selling, administrative and general expenses increased $9.5 million or 9.7% in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 primarily due to an increase in the number of licensed departments, Parade of Shoes and specialty apparel stores in operation. As a percentage of sales, selling, administrative and general expenses were 39.4% in the second quarter of fiscal 1996 as compared to 38.2% in the second quarter of fiscal 1995. Selling, administrative and general expenses in the Company's footwear operations were 38.1% of sales in the second quarter of fiscal 1996 as compared to 37.3% of sales in the second quarter of fiscal 1995. This increase was due to the elimination of wholesale footwear sales and a relative decrease in discount licensed footwear sales, which have lower selling, administrative and general expenses than those in the Company's Parade of Shoes, Fayva and SCOA divisions. Selling, administrative and general expenses in the Company's specialty apparel operations were 44.2% of sales in the second quarter of fiscal 1996 as compared to 41.8% in the second quarter of fiscal 1995 primarily due to an increase in store level expenses.

     Depreciation and amortization expense increased by $1.7 million in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 due to an increase in depreciable and amortizable assets.

     As a result of the above described effects, the Company's operating income decreased by 61.6% to $5.1 million in the second quarter of fiscal 1996 from $13.4 million in the second quarter of fiscal 1995. As a percentage of sales, operating income was 1.9% in the second quarter of fiscal 1996 as compared to 5.2% in the second quarter of fiscal 1995.

     Net interest expense increased $629,000 to $2.9 million in the second quarter of fiscal 1996 from $2.2 million in the second quarter of fiscal 1995 primarily due to higher levels of borrowings and higher interest rates.

     Taxes on earnings for the second quarter of fiscal 1996 were $874,000, yielding an effective tax rate of 38.5%, as compared to taxes of $4.0 million, yielding an effective tax rate of 36.0% in the second quarter of fiscal 1995.

     Net earnings for the second quarter of fiscal 1996 were $1.4 million as compared to net earnings of $7.1 million in the second quarter of fiscal 1995, a decrease of 80.4%.

Financial Condition

            July 29, 1995 versus January 28, 1995

     The increase in accounts receivable at July 29, 1995 from January 28, 1995 is primarily due to seasonal factors, licensed sales in July being higher than licensed sales in January.

     Merchandise inventories at July 29, 1995 were higher than at January 28, 1995 primarily due to a seasonal increase in the average inventory level per location and a net increase of 63 in the number of stores and licensed departments in operation. The increase in merchandise inventories at July 29, 1995 versus the balance at January 28, 1995 was lower than the increase at July 30, 1994 versus the balance at January 29, 1994, primarily due to a smaller number of net store openings in the first six months of fiscal 1996 versus the first six months of fiscal 1995, coupled with lower average inventory levels per store.

     The increase in net property, plant and equipment is the result of the company incurring capital expenditures of approximately $17.3 million in the first six months of fiscal 1996 primarily for the opening of new stores and the renovation of existing units.

     The ratio of accounts payable to merchandise inventory was 32.4% at July 29, 1995 as compared to 36.2% at January 28, 1995. This decrease is primarily the result of the Company's decision to reduce the average financing terms of its foreign purchases.

     Debt increased $38.9 million to $243.4 million at July 29, 1995 from $204.5 million at January 28, 1995 primarily due to additional borrowings under the Company's revolving line of credit to meet seasonal working capital needs and to fund capital expenditures.

Liquidity and Capital Resources

     The Company currently has a $270 million revolving credit facility on an unsecured basis with Shawmut Bank, N.A., The First National Bank of Boston, Fleet Bank of Massachusetts, N.A., Citizens Savings Bank, NatWest Bank N.A., The Yasuda Trust and Banking Co., Ltd., Bank Hapoalim B.M., National City Bank, Columbus, and Standard Chartered Bank (the "Banks"). As amended to date, the aggregate commitment amount will be reduced by $20 million on October 1, 1995, and by $10 million on each December 29th of 1995 and 1996. The Company currently has a commitment from certain of the Banks for a $20 million short term revolving loan for the period from October 1, 1995 through December 29, 1995. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires in June, 1997. As of July 29, 1995, the Company had outstanding obligations under the revolving credit facility of $254.8 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

     Following is a table showing actual and planned store openings by division for fiscal 1996:

                   Actual Openings  Planned Openings   Total
                   First-Second     Third-Fourth       Actual/
  Division         Quarter Fiscal   Quarter Fiscal     Planned
                        1996             1996          Openings
                   ---------------  ---------------    ----------
  Licensed                85               40             125
  Parade of Shoes          4                2               6
  Fayva                    4                0               4
  Casual Male             37               33              70
  Work 'n Gear             3                4               7

     Offsetting the above actual and planned store openings, the Company has closed 47 licensed departments, 8 Parade of Shoes store and 15 Fayva stores during the first half of fiscal 1996, and has plans to close approximately an additional 34 licensed departments, 19 Parade of Shoes stores and one Work 'n Gear store during the third and fourth quarters of fiscal 1996.

     Also, on September 5, 1995, the Company announced its intent to dispose of its Fayva footwear division by the end of fiscal 1996. The Company expects that the disposal of the division should result in a positive impact on liquidity, although there will be a significant one-time restructuring charge to earnings which is anticipated to be recorded in the third quarter of fiscal 1996 once the Company is able to reasonably estimate the value of the charge. The impact on liquidity and the size of the charge will depend, in part, on the value the Company is able to realize from the liquidation of existing Fayva inventory and fixed assets and the disposition of the Fayva store leases.

     The information on store openings and closings reflects management's current plans and should not be interpreted as an assurance of actual future developments.

     The Company believes that amounts which will be available under its revolving credit facility and short term revolving loan, along with internally generated funds, will be sufficient to meet its operating and capital requirements under ordinary circumstances through the end of the current fiscal year.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------
    (a) The registrant's annual meeting of stockholders was held on June 6, 1995 (the "Meeting").

    (b) Messrs. J. Christopher Clifford, David Pulver and Jerry M. Socol were elected Class III directors at the Meeting for a three year term. The term of office for the following directors continued after the Meeting: Sherman N. Baker, Ervin D. Cruce, Nancy Ryan Greenberg, Douglas J. Kahn, Melvin M. Rosenblatt and Stanley Simon.

    (c) The stockholders voted on the election of three Class III directors, a proposal to approve Performance Share Awards for the Chief Executive Officer, a proposal to approve an Executive
Compensation Plan for the Chief Executive Officer and the ratification of the selection of KPMG Peat Marwick as independent auditors for the fiscal year ending February 3, 1996.

         The following votes were cast at the Meeting with respect to each nominee for Class III director:

                              Total vote for    Total vote withheld
                              each director     from each director
                              --------------    -------------------
    J. Christopher Clifford       9,924,339         336,732

    David Pulver                  9,923,389         337,682

    Jerry M. Socol                9,923,854         337,217

         The following votes were cast at the Meeting with respect to the approval of the Performance Share Awards for the Chief
Executive Officer:

                  For:                  9,976,846
                  Against:                425,836
                  Abstain:                 31,757
                  Broker non-votes:        26,632

         The following votes were cast at the Meeting with respect to the approval of the Executive Compensation Plan for the Chief
Executive Officer:

                  For:                  9,741,114
                  Against:                460,558
                  Abstain:                 32,767
                  Broker non-votes:        26,632

         The following votes were cast at the Meeting with respect to the ratification of auditors:

                  For:                 10,242,966
                  Against:                  5,311
                  Abstain:                 12,794

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


                                  J. BAKER, INC.



                                     By:/s/Alan I. Weinstein
                                        ---------------------
                                        Alan I. Weinstein
                                        Senior Executive Vice President
                                        and Principal Financial Officer

Date:    Canton, Massachusetts
         September 12, 1995




                                     By:/s/Philip Rosenberg
                                        ------------------------
                                        Philip Rosenberg
                                        First Senior Vice President and
                                        Treasurer
                                        (Chief Accounting Officer)

Date:    Canton, Massachusetts
         September 12, 1995

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

                 For the Quarter ended July 29, 1995

                         EXHIBIT INDEX
                         --------------

Exhibit                                                       Page No.

4.  Instruments Defining the Rights of Security Holders, Including
    --------------------------------------------------------------
    Indentures
    ----------

    (.01)   Sixth Amendment to Revolving Credit and Loan
            Agreement by and among JBI, Inc., et al, dated
            September 12, 1995, attached.                        **

10. Material Contracts
    ------------------
    (.01)   Amendment to Employment Agreement between J.
            Baker, Inc. and Jerry M. Socol dated June 9,
            1994, attached.                                      **


    (.02)   Amendment to Employment Agreement between J.
            Baker, Inc. and Jerry M. Socol dated July 14,
            1995, attached.                                      **

    (.03)   Forgiveness Loan made by James Lee in favor of
            Morse Shoe, Inc. dated August 26, 1994,
            attached.                                            **

    (.04)   Promissory Note made by James Lee in favor of
            J. Baker, Inc. dated May 19, 1995, attached.         **


11. Computation of Primary and Fully Diluted Earnings Per Share  **
    -----------------------------------------------------------

27. Financial Data Schedule                                      **
    -----------------------




**   Included herein