Form 10-Q
period 1995-10-28
BAKER J INC
filed 1995-12-12
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                         FORM 10-Q

(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 28, 1995

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

            YES   [ X ]           NO      [    ]

The number of shares outstanding of the registrant's common stock as of October 28, 1995 was 13,871,285.


            J. BAKER, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets
    October 28, 1995 (unaudited) and January 28, 1995

                                   October 28,         January 28,
         Assets                       1995                 1995
         -------                   ------------        ------------

Current assets:
    Cash and cash equivalents      $  2,660,330        $  4,915,491
    Accounts receivable              36,478,998          25,549,504
    Merchandise inventories         327,928,097         333,686,950
    Prepaid expenses                 10,022,440           8,121,922
    Income tax receivable            10,309,691                  -
    Deferred income taxes            15,920,000           2,120,000
                                    -----------         -----------
          Total current assets      403,319,556         374,393,867
                                    -----------         -----------

Property, plant and equipment, at cost:
    Land and buildings               25,040,058          24,988,513
    Furniture, fixtures, machinery
        and equipment               113,265,193         116,900,087
    Leasehold improvements           44,156,476          47,448,521
                                    -----------         -----------
                                    182,461,727         189,337,121
    Less accumulated depreciation    66,542,480          58,271,956
                                    -----------         -----------
          Net property, plant
              and equipment         115,919,247         131,065,165
                                    -----------         -----------

Other assets                         67,907,919          73,159,234
                                    -----------         -----------
                                   $587,146,722        $578,618,266
                                   ============        ============

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
    Current portion of long-term
        debt                       $  1,500,000        $  1,500,000
    Accounts payable                124,874,498         120,792,457
    Accrued expenses                 41,206,318          15,504,950
    Income taxes payable                      -             472,357
                                    -----------         -----------
         Total current liabilities  167,580,816         138,269,764
                                    -----------         -----------

Deferred income taxes                 2,136,000           6,136,000
Other liabilities                     4,122,200           6,377,762
Long-term debt, net of
    current portion                 155,000,000         128,300,000
Senior subordinated debt              4,400,741           5,864,835
Convertible subordinated debt        70,353,000          70,353,000

Stockholders' equity                183,553,965         223,316,905
                                    -----------         -----------
                                   $587,146,722        $578,618,266
                                   ============        ============

See accompanying notes to consolidated financial statements.


                   J. BAKER, INC. AND SUBSIDIARIES
                  Statements of Consolidated Earnings
     For the quarters ended October 28, 1995 and October 29, 1994
                            (Unaudited)

                                  Quarter              Quarter
                                   Ended               Ended
                                  10/28/95             10/29/94
                                  ---------            ---------
Sales                             $245,255,488         $262,015,105

Cost of sales                      140,655,165          142,666,363
                                   -----------          -----------

      Gross profit                 104,600,323          119,348,742


Selling, administrative and
  general expenses                  93,583,557           99,803,257

Depreciation and amortization        7,826,000            6,689,277

Restructuring charges               69,300,000                    -
                                   -----------          -----------

      Operating income (loss)      (66,109,234)          12,856,208

Net interest expense                 2,748,348            2,555,094
                                   -----------          -----------
      Earnings (loss) before
          income taxes             (68,857,582)          10,301,114

Income tax expense (benefit)       (27,530,000)           3,709,000
                                   -----------          -----------

      Net earnings (loss)         $(41,327,582)        $  6,592,114
                                  ============         ============

Net earnings (loss) per
       common share:
       Primary                    $      (2.98)        $       0.47
                                  ============         ============
       Fully diluted              $      (2.98)        $       0.40
                                  ============         ============

Number of shares used to compute
       net earnings (loss) per
       common share:
       Primary                      13,865,879           13,838,427
                                  ============         ============
       Fully diluted                13,898,865           18,377,716
                                 ============         ============

Dividends declared per share      $      0.015         $      0.015
                                 ============         ============

See accompanying notes to consolidated financial statements.


                 J. BAKER, INC. AND SUBSIDIARIES
               Statements of Consolidated Earnings
   For the nine months ended October 28, 1995 and October 29, 1994
                       (Unaudited)

                                  Nine Months          Nine Months
                                    Ended                 Ended
                                   10/28/95              10/29/94
                                  -----------          -----------
Sales                             $749,160,219         $739,689,289

Cost of sales                      420,825,725          405,831,933
                                   -----------          -----------

      Gross profit                 328,334,494          333,857,356


Selling, administrative and
   general expenses                294,039,167          282,218,652

Depreciation and amortization       22,510,000           18,201,989

Restructuring charges               69,300,000                    -
                                   -----------          -----------

      Operating income (loss)      (57,514,673)          33,436,715

Net interest expense                 8,035,044            6,993,501
                                   -----------          -----------

      Earnings (loss) before
         income taxes              (65,549,717)          26,443,214

Income tax expense (benefit)       (26,257,000)           9,520,000
                                  ------------         ------------


      Net earnings (loss)         $(39,292,717)        $ 16,923,214
                                  ============         ============

Net earnings (loss) per common share:
       Primary                    $      (2.84)        $       1.22
                                  ============         ============
       Fully diluted              $      (2.84)        $       1.05
                                  ============         ============

Number of shares used to compute net
      earnings (loss) per common share:
      Primary                       13,853,211           13,828,551
                                  ============         ============
      Fully diluted                 13,925,488           18,402,529
                                  ============         ============

Dividends declared per share      $      0.045         $      0.045
                                  ============         ============

See accompanying notes to consolidated financial statements.



                J. BAKER, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
For the nine months ended October 28, 1995 and October 29, 1994
                      (Unaudited)

                                        October 28,      October 29,
                                           1995            1994
                                        -----------      -----------

Cash flows from operating activities:
    Net earnings (loss)                 ($39,292,717)    $ 16,923,214
    Adjustments to reconcile net
      earnings to net cash
      used in operating activities:
        Depreciation and amortization:
           Fixed assets                   15,809,000       12,403,570
           Deferred charges, intangible
              assets and deferred
              financing costs              6,736,906        5,837,770
        Deferred income taxes            (17,800,000)               -
        Loss on disposal of Fayva
              assets                      30,845,328                -
        Change in:
           Accounts receivable           (10,929,494)      (1,175,016)
           Merchandise inventories        (4,141,147)     (68,943,179)
           Prepaid expenses               (1,900,518)      (2,783,787)
           Accounts payable                4,082,041        2,974,623
           Accrued expenses               25,701,368       (6,221,113)
           Income taxes payable/
               receivable                (10,782,048)       7,061,915
           Other liabilities              (2,255,562)        (619,985)
                                         -----------      -----------
              Net cash used in operating
                 activities               (3,926,843)     (34,541,988)
                                         -----------      -----------

Cash flows from investing activities:
    Capital expenditures for:
       Property, plant and equipment     (21,608,410)     (35,201,355)
        Other assets                      (3,624,685)        (223,704)
    Payments received on note
          receivable                       2,175,000                -
                                         -----------      -----------
              Net cash used in investing
                 activities              (23,058,095)     (35,425,059)
                                         -----------      -----------

Cash flows from financing activities:
    Proceeds from long-term debt          26,700,000       70,900,000
    Payment of senior subordinated
           debt                           (1,500,000)      (2,636,300)
    Proceeds from issuance of
           common stock                      153,269          442,454
    Payment of dividends                    (623,492)        (622,540)
                                         -----------      -----------
              Net cash provided by
                financing activities      24,729,777       68,083,614
                                         -----------      -----------
              Net decrease in cash        (2,255,161)      (1,883,433)

Cash and cash equivalents at beginning
      of year                              4,915,491        3,584,032
                                         -----------      -----------
Cash and cash equivalents at end
      of period                         $  2,660,330     $  1,700,599
                                        ============     ============

Supplemental disclosure of cash flow information:
    Cash paid for interest              $  6,742,493     $  6,817,512
                                        ============     ============
    Cash paid for income
      taxes, net                        $  2,325,048     $  1,765,154
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

      Fully diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Included in this calculation is the dilutive effect of stock options and warrants. The calculation for the quarter and nine months ended October 29, 1994 also included the dilutive effect of common stock issuable under the 7% convertible subordinated notes due 2002. The common stock issuable under the 7% convertible subordinated notes were not included in the calculation for the quarter and nine months ended October 28, 1995 because they were antidilutive.

3]    On September 5, 1995, the Company announced its intent to
dispose of its Fayva footwear division by the end of fiscal 1996. When the Company acquired Morse Shoe, Inc. ("Morse") in early 1993, it did so primarily for the strategic fit of the Morse and Baker licensed footwear divisions. In addition, the Company believed, at that time, that it could improve the operations of Morse's Fayva division. Fayva's profitability had suffered in the years prior to the Company's acquisition of Morse due, in part, to the financial difficulties of Morse. The Company believed that by bringing additional financial resources to Fayva, along with making divisional management changes, it could restore the division to profitability. However, after operating Fayva for two and one half years, the Company decided to dispose of Fayva due to the continued operating losses generated by the division, along with Fayva's declining market share in an already crowded discount retail footwear industry.

      During the third quarter ended October 28, 1995, the Company recorded restructuring charges of $69.3 million ($41.6 million or $3.00 per share on an after tax basis) related to the disposal of Fayva. Such charges include the costs to exit from and dispose of the Fayva division, including the loss on the disposal of inventory, severance payments, the write off of fixed assets and the costs to dispose of store leases. As part of its Fayva exit strategy, the Company has engaged a third party to maximize the Company's net recovery from the liquidation of the Fayva inventory. The Company has also hired a consultant to mitigate the disposition costs of the Fayva store leases.

4]    On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a
licensor of the Company, filed for protection under Chapter
11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.9 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the quarter and nine months ended October 28, 1995 were $14.5 million and $43.1 million, respectively.

5]    On October 18, 1995, Jamesway Corporation ("Jamesway"), a
licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. Jamesway has announced its intention to liquidate its inventory, fixed assets and real estate and to cease operation of its business in all of its 90 stores.
The Company is currently participating in the going out of business sales in an attempt to liquidate its footwear inventory in the 90 Jamesway stores. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Since Jamesway has announced its intention to cease operation of its business, the Company believes that rejection of its license agreement is probable and that it will assert a substantial claim for damages. The Company is in the process of assessing the value of its rejection claim. The Company does not expect the closing of the Jamesway stores to have a material adverse effect on future earnings. The Company's sales in the Jamesway chain for the quarter and nine months ended October 28, 1995 were $6.1 million and $18.9 million, respectively.

6]    On November 10, 1993, a federal jury in Minneapolis, MN
returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000, against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment has been entered for Maxwell. The Company has appealed the judgment and believes it has substantial legal arguments to justify the judgment being overturned at the appellate level. In the event the Company were not to prevail, however, total damages, including attorney's fees and interest, are estimated to be approximately $10 million.

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

Results of Operations

      During the quarter and nine months ended October 28, 1995, the Company has experienced comparable store sales declines in its footwear and apparel businesses. Management believes that these comparable store sales declines are primarily due to the weak domestic retail environment. While the Company does not expect the retail sector to rebound quickly, J. Baker has taken steps intended to manage its businesses in a manner consistent with the soft economic environment. These steps include reducing estimates of future sales, cutting expenditures and reducing store openings.
Due to comparable store sales declines, the Company has attempted to generate additional sales and keep inventories in line by increasing promotional activities, which have generated additional markdowns. These additional markdowns were, during the quarter and nine months ended October 28, 1995, the primary reason for the increase in the Company's cost of sales. Comparable store sales declines have also been a reason for the increase in selling, administrative and general expenses as a percentage of sales.

First Nine Months Fiscal 1996 versus First Nine Months Fiscal 1995

      Net sales increased by $9.5 million to $749.2 million in the first nine months of fiscal 1996 from $739.7 million in the first nine months of fiscal 1995. Sales in the Company's footwear operations decreased by $14.8 million due to a sales decrease in the Company's Fayva division (which is primarily the result of the closing of all 357 Fayva stores in the third quarter of fiscal
1996), a decrease in wholesale footwear sales (which is the result of the closing of all wholesale footwear departments serviced by the Company during the second quarter of fiscal 1995), a 7.2% decrease in comparable retail footwear store sales (Comparable retail footwear sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments, Parade of Shoes and Fayva shoe stores which were open in corresponding weeks of the two comparison periods) and a decrease in the number of discount licensed shoe departments and Parade of Shoes stores in operation during the first nine months of fiscal 1996 versus the first nine months of fiscal 1995. This decrease was partially offset by a sales increase in the Company's SCOA licensed shoe division as a result of SCOA's beginning business in new licensed departments since the first quarter of fiscal 1995. Sales in the Company's specialty apparel operations increased by $24.3 million due to an increase in the number of Casual Male Big
& Tall stores and Work 'n Gear stores in operation during the first nine months of fiscal 1996 over the first nine months of fiscal 1995, partially offset by a 2.6% decrease in comparable specialty apparel store sales. (Comparable specialty apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.)

      Cost of sales constituted 56.2% of sales in the first nine months of fiscal 1996 as compared to 54.9% of sales in the first nine months of fiscal 1995. Cost of sales in the Company's footwear operations was 57.7% of sales in the first nine months of fiscal 1996 as compared to 55.8% of sales in the first nine months of fiscal 1995. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales and a decrease in the initial markup on merchandise purchases, partially offset by the elimination of wholesale footwear sales, which have a higher cost of sales than retail sales. Cost of sales in the specialty apparel operations was 51.1% of sales in the first nine months of fiscal 1996 which was comparable to the 51.0% of sales in the first nine months of fiscal 1995.

      Selling, administrative and general expenses increased $11.8 million or 4.2% in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 primarily due to an increase in the number of licensed departments and specialty apparel stores in operation, partially offset by a decrease in overhead expenses. As a percentage of sales, selling, administrative and general expenses were 39.2% in the first nine months of fiscal 1996 as compared to 38.2% in the first nine months of fiscal 1995. Selling, administrative and general expenses in the Company's footwear operations were 38.2% of sales in the first nine months of fiscal 1996 as compared to 37.4% of sales in the first nine months of fiscal 1995. This increase was primarily due to the elimination of wholesale footwear sales and comparable store sales declines, partially offset by a relative increase in licensed footwear sales, which have lower selling, administrative and general expenses than those in the Company's Parade of Shoes and Fayva divisions. Selling, administrative and general expenses in the Company's specialty apparel operations were 42.7% of sales in the first nine months of fiscal 1996 as compared to 41.3% in the first nine months of fiscal 1995 primarily due to an increase in store level expenses from new store openings, coupled with comparable store sales declines.

      Depreciation and amortization expense increased by $4.3 million in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 due to an increase in average depreciable and amortizable assets.

      During the quarter ended October 28, 1995, the Company recorded restructuring charges of $69.3 million ($41.6 million on an after tax basis) related to the disposal of its Fayva footwear division. Such charges included the costs to exit from and dispose of Fayva, including the loss on disposal of inventory, severance payments, the write off of fixed assets and the costs to dispose of store leases.

      As a result of the above described effects, the Company reported an operating loss of $57.5 million (operating income of $11.8 million excluding the restructuring charges) in the first nine months of fiscal 1996 versus operating income of $33.4 million in the first nine months of fiscal 1995.

      Net interest expense increased $1.0 million to $8.0 million in the first nine months of fiscal 1996 from $7.0 million in the first nine months of fiscal 1995 primarily due to higher levels of borrowings and higher interest rates.

      For the first nine months of fiscal 1996, the Company reported a tax benefit of $26.3 million, yielding an effective tax rate of 40.1%, as compared to tax expense of $9.5 million, yielding an effective tax rate of 36.0% in the first nine months of fiscal
1995.

      Net loss for the first nine months of fiscal 1996 was $39.3 million as compared to net earnings of $16.9 million in the first nine months of fiscal 1995.

 Third Quarter Fiscal 1996 versus Third Quarter Fiscal 1995

      Net sales decreased by $16.8 million to $245.3 million in the third quarter of fiscal 1996 from $262.0 million in the third quarter of fiscal 1995. Sales in the Company's footwear operations decreased by $24.7 million primarily due to a sales decrease in the Company's Fayva division (which is primarily the result of the closing of all 357 Fayva stores in the third quarter of fiscal 1996) coupled with a 13.2% decrease in comparable retail footwear sales. The decrease in footwear sales was partially offset by a sales increase in the Company's SCOA licensed shoe division as a result of SCOA's beginning business in new licensed departments since the third quarter of fiscal 1995. Sales in the Company's specialty apparel operations increased by $7.9 million due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the third quarter of fiscal 1996 versus the third quarter of fiscal 1995, partially offset by a 4.0% decrease in comparable specialty apparel store sales.

      Cost of sales constituted 57.4% of sales in the third quarter of fiscal 1996 as compared to 54.4% of sales in the third quarter of fiscal 1995. Cost of sales in the Company's footwear operations was 59.1% of sales in the third quarter of fiscal 1996 as compared to 55.4% of sales in the third quarter of fiscal 1995. The increase in such percentage is primarily attributable to an increase in markdowns as a percentage of sales and a lower initial markup on merchandise purchases. Cost of sales in the Company's specialty apparel operations was 51.9% of sales in the third quarter of fiscal 1996 as compared to 50.8% of sales in the third quarter of fiscal 1995 primarily due to higher markdowns as a percentage of sales and a lower initial markup on merchandise purchases.

      Selling, administrative and general expenses decreased $6.2 million or 6.2% in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 primarily due to a decrease in store level expenses and overhead expenses. As a percentage of sales, selling, administrative and general expenses were 38.2% in the third quarter of fiscal 1996 as compared to 38.1% in the third quarter of fiscal 1995. Selling, administrative and general expenses in the Company's footwear operations were 37.3% of sales in the third quarter of fiscal 1996 as compared to 37.7% of sales in the third quarter of fiscal 1995 primarily due to a decrease in store level expenses. Selling, administrative and general expenses in the Company's specialty apparel operations were 40.9% of sales in the third quarter of fiscal 1996 as compared to 39.8% in the third quarter of fiscal 1995 primarily due to an increase in store level expenses from new store openings, coupled with comparable store sales declines.

      Depreciation and amortization expense increased by $1.1 million in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 due to an increase in average depreciable and amortizable assets.

      During the quarter ended October 28, 1995, the Company recorded restructuring charges of $69.3 million ($41.6 million on an after tax basis) related to the disposal of its Fayva footwear division. Such charges included the costs to exit from and dispose of Fayva, including the loss on disposal of inventory, severance payments, the write off of fixed assets and the costs to dispose of store leases.

      As a result of the above described effects, the Company reported an operating loss of $66.1 million (operating income of $3.2 million excluding the restructuring charges) in the third quarter of fiscal 1996 versus operating income of $12.9 million in the third quarter of fiscal 1995.

      Net interest expense increased to $2.7 million in the third quarter of fiscal 1996 from $2.6 million in the third quarter of fiscal 1995 primarily due to higher levels of borrowings and higher interest rates.

      For the third quarter of fiscal 1996, the Company recorded a tax benefit of $27.5 million, yielding an effective tax rate of 40.0%, as compared to tax expense of $3.7 million, yielding an effective tax rate of 36.0% in the third quarter of fiscal 1995.

      Net loss for the third quarter of fiscal 1996 was $41.3 million as compared to net earnings of $6.6 million in the third quarter of fiscal 1995.


Financial Condition

        October 28, 1995 versus January 28, 1995

      The increase in accounts receivable at October 28, 1995 from January 28, 1995 is due primarily to seasonal factors, licensed sales in October being higher than licensed sales in January.

      Merchandise inventories at October 28, 1995 were lower than at January 28, 1995 due to a decrease in the number of stores and licensed departments in operation at October 28, 1995 as compared to January 28, 1995, primarily due to the closing of the Fayva division. The decrease is partially offset by a seasonal increase in the average inventory per location.

      The income tax receivable of $10.3 million at October 28, 1995 is primarily due to the recording of a receivable for the estimated income tax benefit related to the disposal of the Fayva division.

      Deferred income taxes increased $13.8 million to $15.9
million at October 28, 1995 from $2.1 million at January 28, 1995 due to recording of a current deferred income tax benefit related to the disposal of the Fayva division.

      The $15.1 million decrease in net property, plant and equipment is the result of the write-off of property, plant and equipment in the Fayva division and current year depreciation, partially offset by the Company incurring capital expenditures of $21.6 million in the first nine months of fiscal 1996, primarily for the opening of new stores and licensed departments.

      The ratio of accounts payable to merchandise inventory was 38.1% at October 28, 1995 as compared to 36.2% at January 28, 1995. This increase is primarily due to the reduction of inventory as part of the liquidation of the Company's Fayva division.

      The $25.7 million increase in accrued expenses at October 28, 1995 as compared to January 28, 1995 is primarily due to recording accruals for severance, lease termination costs and other exit costs for the Fayva division.

      Debt increased $25.3 million to $229.8 million at October 28, 1995 from $204.5 million at January 28, 1995 primarily due to additional borrowings under the Company's revolving line of credit to meet seasonal working capital needs and to fund capital expenditures.

      Deferred income tax liability decreased by $4.0 million due to recording the estimated long-term tax benefit related to the disposal of the Fayva division.

Liquidity and Capital Resources

      The Company currently has a $250 million revolving credit facility on an unsecured basis with Shawmut Bank, N.A., The First National Bank of Boston, Fleet Bank of Massachusetts, N.A., Citizens Savings Bank, NatWest Bank N.A., The Yasuda Trust and Banking Co., Ltd., Bank Hapoalim B.M., National City Bank, Columbus, and Standard Chartered Bank (the "Banks"). As amended to date, the aggregate commitment amount will be reduced by $10 million on each December 29th of 1995 and 1996. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires in June, 1997. As of October 28, 1995, the Company had outstanding obligations under the revolving credit facility of $225.5 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

      Following is a table showing actual and planned store openings by division for fiscal 1996:

                   Actual Openings   Planned Openings    Total
                    First - Third        Fourth          Actual/
                   Quarter Fiscal    Quarter Fiscal      Planned
      Division           1996              1996          Openings
                   ---------------   ----------------    ---------

      Licensed            114               8               122
      Parade of Shoes       6               1                 7
      Casual Male          63              18                81
      Work 'n Gear          7               2                 9

      Offsetting the above actual and planned store openings, the Company has closed 73 licensed departments, 12 Parade of Shoes stores and 1 Work 'n Gear store during the first nine months of fiscal 1996, and has plans to close approximately an additional 112 licensed departments (including the aforementioned 90 Jamesway stores) and 18 Parade of Shoes stores during the fourth quarter of fiscal 1996.

      The information on store openings and closings reflects management's current plans and should not be interpreted as an assurance of actual future developments.

      Also, on September 5, 1995, the Company announced its intent to dispose of its Fayva footwear division by the end of fiscal 1996. During the third quarter ended October 28, 1995, the Company recorded restructuring charges of $69.3 million ($41.6 million or $3.00 per share on an after tax basis) related to the disposal of Fayva. Such charges include the costs to exit from and dispose of the Fayva division, including the loss on the disposal of inventory, severance, the write off of fixed assets and the costs to dispose of store leases. As part of its Fayva exit strategy, the Company has engaged a third party to maximize the Company's net recovery from the liquidation of the Fayva inventory. The Company has also hired a consultant to mitigate the disposition costs of the Fayva store leases. The Company expects the Fayva disposal to generate a positive cash flow impact of approximately $20 million.

      The Company believes that amounts which will be available under its revolving credit facility, along with internally generated funds, will be sufficient to meet its operating and capital requirements under ordinary circumstances through the end of the current fiscal year.





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



                                  J. BAKER, INC.

                                  By:/s/Alan I. Weinstein
                                     -------------------------
                                  Alan I. Weinstein
                                  Senior Executive Vice President
                                  and Principal Financial Officer


Date:     Canton, Massachusetts
          December 12, 1995


                                  By:/s/Philip Rosenberg
                                     -------------------------
                                  Philip Rosenberg
                                  First Senior Vice President and
                                  Treasurer
                                  (Chief Accounting Officer)



Date:     Canton, Massachusetts
          December 12, 1995

------------------------------------------------------------------

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, DC  20549


                   ___________________


                       EXHIBITS

                      Filed with

             Quarterly Report on Form 10-Q

                         of

                    J. BAKER, INC.

                 555 Turnpike Street

                  Canton, MA  02021

        For the Quarter ended October 28, 1995



------------------------------------------------------------------


                    EXHIBIT INDEX
                    -------------

Exhibit                                                    Page No.
---------                                                  -------

4.   Instruments Defining the Rights of Security Holders,
     ----------------------------------------------------
     Including Indentures
     ---------------------

     (.01)   Seventh Amendment to Revolving Credit and          *
             Loan Agreement by and among JBI, Inc., J. Baker,
             Inc. and Shawmut Bank, N.A., et al, dated
             November 17, 1995, attached.

     (.02)   Amendment dated November 13, 1995 to Senior        *
             Subordinated Note Agreement dated May 1, 1989,
             attached.

10.  Material Contracts
     -------------------

     (.01)   Agency Agreement by and between Gordon Brothers    *
             Partners, Inc. and Morse Shoe, Inc., dated
             September 22, 1995, attached.

     (.02)   Amendment to Employment Agreement between J.       *
             Baker, Inc. and James D. Lee dated November
             6, 1995, attached.

     (.03)   Amendment to Employment Agreement between J.       *
             Baker, Inc. and Larry I. Kelley dated November 7,
             1995, attached.

     (.04)   Amendment to Employment Agreement between J.       *
             Baker, Inc. and Stuart M. Needleman dated
             November 10, 1995, attached.

     (.05)   Amendment to Employment Agreement between J.       *
             Baker, Inc. and Dennis B. Tishkoff dated
             November 26, 1995, attached.

     (.06)   See Exhibit 4.01 and Exhibit 4.02                  *



11.  Computation of Primary and Fully Diluted Earnings          *
     -------------------------------------------------
     Per Share
     ----------


27.  Financial Data Schedule
     -----------------------

*    Included herein