Form 10-K
period 1996-02-03
BAKER J INC
filed 1996-04-30
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
(Mark One)
  [ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended February 3, 1996
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes   [X]     No
The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $97,438,470 as of April 1, 1996 (based on the last reported sales price of the registrant's stock in the over-the-counter market on such date).

The number of shares outstanding of the registrant's common stock as of April 1, 1996 was 13,878,261.

                     DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                 J. Baker, Inc.
                                Form 10-K Report
                           Year Ended February 3, 1996
                                    Part I

DESCRIPTION OF BUSINESS

General
         J. Baker, Inc. ("J. Baker" or the "Company", which term shall include all subsidiaries of the Company) is engaged in the retail sale of footwear and apparel. The Company sells footwear through self-service licensed shoe departments in mass merchandising department stores, through full and semi-service licensed shoe departments in department and specialty stores and through its Parade of Shoes chain of women's shoe stores. In all of these operations, the Company emphasizes the sale of quality footwear at comparatively low prices. The Company is engaged in the retail sale of apparel through its chain of Casual Male Big & Tall men's stores which sells sportswear to the larger size man, and through its chain of Work 'n Gear work clothing stores which sell utility workwear, uniforms and personalized work clothes, as well as uniforms for laboratory and medical purposes.

         On September 5, 1995, the Company announced its intent to dispose of its Fayva footwear division by the end of fiscal 1996. For additional information on the disposal of the Fayva division, see Industry Segments, Footwear, Disposal of Fayva and Note 2 to the Consolidated Financial Statements.

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

         The Company is required to carry a substantial inventory in order to provide prompt deliveries to its licensed shoe departments, Parade of Shoes, Casual Male Big & Tall, and Work 'n Gear stores. Order backlogs, however, are not material to the Company's business. The inventories needed in the operation of the Company's footwear and apparel businesses are currently available from a number of domestic and overseas sources, with no single source accounting for more than eight percent of the Company's merchandise.

         The Company benefits by "most favored nation" provisions in trade agreements between the United States and certain countries in which the Company's suppliers are located. From time to time, the United States Congress has proposed legislation which could result in such provisions being struck from particular trade agreements, which could, in turn, result in higher costs to the Company. There has been extensive Congressional debate with respect to the "most favored nation" provision of the trade agreement between the United States and China which was renewed for one year in July, 1992 and has since been extended through June, 1996. The failure of this provision to be renewed would likely result in substantially increased costs to the Company in the purchase of footwear from China. However, the Company believes that all of its competitors in the footwear industry would be similarly affected.

Industry Segments
         The Company is engaged in the sale of footwear and apparel manufactured by others. Financial information with respect to the Company's industry segments can be found in Note 15 to the Consolidated Financial Statements.

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

         On November 19, 1993, the Company acquired majority ownership of the outstanding stock of Tishkoff Enterprises, Inc. ("TEI"), an operator of full service, semi-service and self service licensed shoe departments in department and specialty stores. The remaining shares of TEI were acquired by the Company on December 13, 1993 and pursuant to a merger and thereafter, the corporate name of TEI was changed to Shoe Corporation of America ("SCOA"). As of February 3, 1996, SCOA operated 505 licensed footwear departments in sixteen chains with locations in 36 states throughout the United States. Sales in SCOA licensed departments accounted for 18% of the Company's revenue in the fiscal year ended February 3, 1996. For additional information on the acquisition of SCOA, see
Note 3 to the Consolidated Financial Statements.

         On April 19, 1996, the Company announced that it had executed a letter of intent for the sale of its SCOA division to an entity to be formed by Bain Capital along with Dennis B. Tishkoff, SCOA's President, and division management. The transaction is subject to certain conditions, including the negotiation and execution of a definitive purchase agreement. The transaction should result in a positive impact on liquidity, although the Company may incur a one-time restructuring charge should the transaction be consummated. Sales in the Company's SCOA division were $183.6 million for the fiscal year ended February 3, 1996.

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

         The Company and its predecessors have operated licensed shoe departments in mass merchandising department stores for more than forty years. The Company's SCOA division has operated licensed shoe departments in mass merchandising and conventional department and specialty stores for approximately ten years. Sales in all licensed departments accounted for 52.5%, 48.9% and 46.5% of the Company's total revenues in the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively. At February 3, 1996, the Company operated a total of 1,592 licensed shoe departments under license agreements with 40 different department and specialty store operators. During fiscal 1996, the Company opened 126 departments and closed 224, representing a net decrease of 98 units for the year. The Company's licensed departments are located in forty-three states and in the District of Columbia.

         The Company conducts its licensed department operations under written agreements for fixed terms. Of the 1,592 licensed shoe departments which the Company operated at February 3, 1996, 1,254, or 79% are covered by agreements with terms expiring in less than five years, 31 or 2% are covered by agreements with terms expiring in five to ten years, and 307, or 19% are covered by agreements with terms expiring in more than ten years.

         Of the Company's licensed departments at February 3, 1996, 307 were operated under license with Ames Department Stores, Inc. ("Ames"), a major mass merchandising retailer in the eastern United States. For the fiscal year ended February 3, 1996, Ames accounted for 9.4% of the Company's total revenues.

         On June 23, 1995, Bradlees, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of the Company's Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the fiscal year ended February 3, 1996 were $59.8 million.

         On October 18, 1995, Jamesway ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code and announced its intention to liquidate its inventory, fixed assets and real estate and to cease operation of its business in all of its 90 stores. The Company participated in Jamesway's going out of business sales and liquidated substantially all of its footwear inventory in the 90 Jamesway stores during the going out of business sales. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Since Jamesway ceased operation of its business, the Company believes that rejection of its license agreement is probable and has asserted a substantial claim for damages. The Company does not expect the closing of the Jamesway stores to have a material adverse effect on future earnings. The Company's sales in the Jamesway chain for the fiscal year ended February 3, 1996 were $24.3 million.

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

         Due to a general contraction in the retail industry, the filing for protection under Chapter 11 of the United States Bankruptcy Code by certain of the Company's licensors and the possible sale of the Company's SCOA division, the Company may experience declines in the number of licensed departments that it operates.

Parade of Shoes Operations
         The Company's Parade of Shoes chain emphasizes the retail sale of quality, primarily leather, women's shoes. The stores generally occupy 2,000 to 3,000 square feet of retail space located in suburban strip shopping centers, regional malls and downtown urban locations in major metropolitan areas. The stores feature dress, casual and athletic footwear at every day value prices available for selection in a casual, self-service atmosphere.

         Sales from Parade of Shoes stores accounted for 11.3%, 11.3% and 9.6% of the Company's total revenues in the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

         A total of 168 Parade of Shoes stores were in operation in thirteen states in the eastern and midwestern United States and the District of Columbia on February 3, 1996. During the year, the Company opened 8 stores and closed 31 stores. The Company believes that the same competitive factors that affect its licensed department operations, as well as the availability of leather and brand name shoes and the general style and quality of merchandise, are present in the market that is served by the Company's Parade of Shoes chain. Among competitors of Parade of Shoes are department stores and other specialty shoe chains. The Company may experience increased direct competition with Parade of Shoes based on comparable merchandising approaches in the future.

         In deciding to open a Parade store, the Company reviews market demographics, store occupancy costs and costs to build and stock each location. Based on these factors and others, management of the Company projects sales volumes and estimates operating costs for each location and decides to open a store if such projections demonstrate that an acceptable return on the Company's inventory and fixed asset investment can be realized. Parade of Shoes stores require an average inventory and fixed asset investment of approximately $200,000.

         Decisions are made to close Parade locations when management of the Company believes that these locations are not generating acceptable profit levels. Most store closings occur at lease expiration, and costs to close stores are expensed at time of closing.

Disposal of Fayva
         On September 5, 1995, the Company announced its intent to dispose of its Fayva footwear division by the end of fiscal 1996. When the Company acquired Morse in early 1993, it did so primarily for the strategic fit of the Morse and Baker licensed footwear divisions. In addition, the Company believed, at that time, that it could improve the operations of Morse's Fayva division. Fayva's profitability had suffered in the years prior to the Company's acquisition of Morse due, in part, to the financial difficulties of Morse. The Company believed that by bringing additional financial resources to Fayva, along with making divisional management changes, it could restore the division to profitability. However, after operating Fayva for two and one half years, the Company decided to dispose of Fayva due to the continued operating losses generated by the division, along with Fayva's declining market share in an already crowded discount retail footwear industry.

         During the third quarter of fiscal 1996, the Company recorded restructuring charges of $69.3 million ($41.6 million or $3.00 per share on an after tax basis) related to the disposal of Fayva. Such charges include the costs to exit from and dispose of the Fayva division, including the loss on the disposal of inventory, severance payments, the write off of fixed assets and the costs to dispose of store leases. As part of its Fayva exit strategy, the Company engaged a third party to maximize the Company's net recovery from the liquidation of the Fayva inventory. All of Fayva's inventory was liquidated by the end of fiscal 1996. The Company also hired a consultant to mitigate the disposition costs of the Fayva store leases. For additional information on the disposal of the Fayva division, see Note 2 to the Consolidated Financial Statements.

Apparel

Casual Male Big & Tall

         According to retailer and manufacturer estimates, big (42" waist or larger) and tall (6'3" or taller) men represent an estimated 10% to 13% of the adult male population in the United States. The Company believes the clothing demands of these customers have not been met. The big and tall customer frequently has difficulty finding an adequate selection of apparel in his size at department and men's specialty stores. Furthermore, only a limited number of big and tall specialty stores exist, and these typically have a narrow selection of current sportswear fashions. The majority of big and tall specialty stores are operated by companies with less than five units.

         Casual Male Big & Tall stores offer brand name and private label sportswear in a wider variety of styles, colors and fabrics than most other big and tall retailers. Merchandise is generally priced lower than department stores and other traditional retailers of big and tall apparel. The Company started fiscal 1996 with 319 stores and ended the year with 400 stores (including three licensed departments), having opened 81 stores. The 400 stores are located in forty-four states throughout the United States. Sales in the Casual Male Big & Tall stores accounted for 21.0%, 17.4% and 16.1% of the Company's total revenues for the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

         In deciding to open a Casual Male store, the Company reviews market demographics, store occupancy costs and costs to build and stock each location. Based on these factors and others, management of the Company projects sales volumes and estimates operating costs for each location and decides to open a store if such projections demonstrate that an acceptable return on the Company's inventory and fixed asset investment can be realized. Casual Male stores require an average inventory and fixed asset investment of approximately $200,000.

         Decisions are made to close Casual Male locations when management of the Company believes that these locations are not generating acceptable profit levels. Most store closings occur at lease expiration, and costs to close stores are expensed at time of closing.

         The Company's Casual Male Big & Tall stores face competition from department stores, specialty stores, discount stores, mail order companies and off-price and other retailers who sell big and tall merchandise. While competition exists on a local level from smaller chains, Casual Male faces competition on a national scale from Repp, Ltd., a division of Edison Brothers, Inc. There can be no assurance that other retailers will not adopt purchasing and marketing concepts similar to those of the Casual Male Big & Tall chain. The Company believes the fashion and selection of its merchandise, its favorable prices and its ability to obtain desirable store locations are important factors in enabling it to compete effectively.

Work 'n Gear
         Currently located in thirteen states throughout the Northeastern United States, the Work 'n Gear stores sell utility workwear and footwear which is generally used by persons engaged in outdoor labor activities. The Work 'n Gear stores also sell laboratory and medical uniforms as well as personalized uniforms for maintenance and other uses. The Company operated 69 Work 'n Gear stores at February 3, 1996, having opened nine stores and closed one store during fiscal 1996.

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

         Sales in the Work 'n Gear stores accounted for 4.8%, 4.2% and 3.9% of the Company's total revenues for the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

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

Environment

         The Company has not been required to make any material capital equipment expenditures, or suffered any material effect on its earnings or competitive position, as a result of compliance with federal, state or local environmental laws.

Employees

         As of  February  3, 1996,  the  Company  employed  approximately  5,678 persons full-time and 5,901 persons part-time, of whom approximately 4,425 full-time and 5,884 part-time employees were engaged in retail operations at the store level. Approximately 465 of the Company's full-time and part-time employees are covered by collective bargaining agreements.
The Company believes that its employee relations are good.

Executive Officers of the Company

         Name                               Age               Office

         Sherman N. Baker                    76               Chairman of the Board
         Jerry M. Socol                      54               President and Chief Executive Officer
         Alan I. Weinstein                   53               Senior Executive Vice President, Chief Financial Officer,
                                                              Chief Administrative Officer and Secretary
         David A. Levin                      44               Senior Executive Vice President, Director of Shoe
                                                              Merchandising and Operations, Acting President of Parade of
                                                              Shoes and General Manager of International Shoe Operations
         Larry I. Kelley                     53               Executive Vice President and President and Chief Executive
                                                              Officer of The Casual Male, Inc.
         James Lee                           49               Executive Vice President and President of the Licensed
                                                              Discount Division
         Stuart M. Needleman                 48               Executive Vice President and President of Work 'n Gear
         Dennis B. Tishkoff                  53               Executive Vice President and President and Chief Executive
                                                              Officer of Shoe Corporation of America

         Mr. Baker has been the Chairman of the Board of the Company since March, 1990. From 1970 until March, 1990, Mr. Baker served as Chief Executive Officer of the Company and its predecessor.

         Mr. Socol has been President of the Company since September, 1988 and Chief Executive Officer of the Company since March, 1990. Prior to joining the Company in 1988, Mr.Socol was President and Chief Executive Officer of Filene's Department Stores, a division of the May Department Stores Company, from May to June, 1988. Mr. Socol was Chairman and Chief Executive Officer of Filene's Department Stores, a division of Federated Department Stores, Inc., from August, 1987 to May, 1988. From January, 1984 to August, 1987, Mr. Socol was President of Filene's Department Stores.

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

         Mr. Levin has held the positions of Senior Executive Vice President, Director of Shoe Merchandising and Operations, Acting President of Parade of Shoes and General Manager of International Shoe Operations since June, 1995. Prior to joining the Company, Mr. Levin was President of Outlet Stores, a division of Revlon. Previously, Mr. Levin was Senior Vice President, General Merchandise Manager of Payless Shoe Source, a division of the May Department Stores Company.

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

         The Company leases a building at 40 Industrial Drive, Canton, Massachusetts that serves as a warehouse for its Massachusetts footwear operations. The building contains approximately 33,000 square feet of warehouse space. The lease on this facility expires on June 30, 1997. The Company has one two-year option to renew the lease.

         The Company leases a building at 65 Sprague Street, Readville, Massachusetts that serves as the administrative offices for Casual Male and Work 'n Gear, and as the distribution center for the Casual Male Big & Tall and Work 'n Gear stores. The building contains approximately 75,000 square feet of office space and approximately 375,000 square feet of warehouse/distribution space. The lease on this facility expires on May 31, 1999. The Company has two consecutive five year options to renew the lease.

         The headquarters for the Company's SCOA division and SCOA's footwear distribution center is located at 2035 Innis Road, Columbus, Ohio. The facility is on 17.4 acres of land and is owned by the Company. The building contains approximately 355,000 square feet, including approximately 18,000 square feet of office space and 337,000 square feet of warehouse/distribution space.

         As of February 3, 1996, the Company had 168 Parade of Shoes stores, all operating in leased premises ranging from 1,250 to 11,900 square feet, with average space of approximately 2,400 square feet per store and total space of approximately 400,000 square feet. The leases run for initial terms of between three and ten years and average approximately seven years. A majority of the leases are renewable at the option of the Company for terms of three to five years.
         As of February 3, 1996, the Company operated 400 Casual Male Big & Tall stores, all in leased premises ranging from 1,875 to 6,900 square feet, with average space of approximately 3,200 square feet and total space of approximately 1,290,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five year terms.

         As of February 3, 1996, the Company operated 69 Work 'n Gear stores, all in leased premises ranging from 3,300 square feet to 6,200 square feet, with average space of approximately 4,300 square feet and total space of approximately 296,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five year terms.

         See "DESCRIPTION OF BUSINESS - Industry Segments, Footwear, Licensed Shoe Department Operations", for information regarding the Company's licenses to operate shoe departments in retail stores of its licensors.

LEGAL PROCEEDINGS

         The Company is engaged in the following significant litigation:

         On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000, against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment has been entered for Maxwell. The Company has appealed the judgment and believes it has substantial legal arguments to justify the judgment being overturned in whole or in part at the appellate level. In the event the Company were not to prevail, however, total damages, including attorney's fees and interest, are estimated to be approximately $11 million.

         A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The discovery phase of the case has concluded, and a trial date will likely be set in the next several months. The Company believes that Ms. Maxwell's recovery against Morse, if any, will be less than her recovery against the Company because the number of allegedly infringing pairs of shoes is substantially less than those involved in the Company's case.

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

         The following table sets forth the high and low last reported sales prices, as reported by NASDAQ, for the Company's Common Stock for each quarterly period during the years ended February 3, 1996 and January 28, 1995. The prices set forth below do not include retail mark-ups, mark-downs or commissions.

         Year Ended February 3, 1996                                    High            Low

         First Quarter                                                 $15 13/16       $12 1/2
         Second Quarter                                                 13 1/2           9 7/8
         Third Quarter                                                  10               6 1/8
         Fourth Quarter                                                  6 5/8           4 3/8

         Year Ended January 28, 1995                                    High            Low

         First Quarter                                                 $22             $18 1/8
         Second Quarter                                                 21 3/4          18
         Third Quarter                                                  21 1/8          17 1/8
         Fourth Quarter                                                 17              14

Holders

         The approximate number of holders of record of the Company's Common Stock as of April 1, 1996 was 470. The Company believes that the actual number of beneficial owners of the Company's Common Stock is substantially greater than the stated number of holders of record, because a portion of the Common Stock outstanding is held in "street name".

Dividends

         On March 2, 1987, the Board of Directors of the Company adopted a policy of paying quarterly dividends. For each quarter thereafter, the Company has paid a 1 1/2 cents per share dividend.

         The Company's unsecured revolving credit agreement and its senior subordinated notes agreement limit the amount of cash dividends that may be paid to stockholders. For additional information see Note 8 of the Notes to Consolidated Financial Statements.

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

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the Company are derived from the financial statements that have been audited and reported on by KPMG Peat Marwick LLP, independent certified public accountants, and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent auditors' report thereon appearing elsewhere in this Form 10-K. J. Baker has acquired a number of specialty retail businesses in recent years, and has disposed of its Fayva division during fiscal 1996. The Company has also experienced a number of licensor bankruptcy filings in recent years. These acquisitions, the disposal of Fayva and licensor bankruptcy filings affect the comparability of the financial information herein. For further discussions see "DESCRIPTION OF BUSINESS" and Notes 2, 3, 4 and 6 to the Consolidated Financial Statements.

                                J. BAKER, INC.
                    SELECTED CONSOLIDATED FINANCIAL DATA
               (Dollars in thousands, except per share amounts)

                                                                                    Year Ended
                                                        ----------------------------------------------------------------
                                                           2/03/96        1/28/95     1//29/94     1/30/93      2/01/92
Income Statement Data:                                   (53 weeks)
Net sales                                               $1,020,413     $1,042,979     $918,878    $532,256      $493,542
Cost of sales                                              580,067        579,735      516,855     313,703       291,945
                                                         ---------      ---------      -------     -------       -------
      Gross profit                                         440,346        463,244      402,023     218,553       201,597
Selling, administrative and
  general expenses                                         392,586        389,362      336,283     174,658       165,711
Depreciation and amortization                               32,428         27,883       21,874      14,688        12,709
Restructuring charges                                       69,300              -            -           -             -
                                                          --------       --------      -------     -------       -------
      Operating income (loss)                              (53,968)        45,999       43,866      29,207        23,177
Interest income                                                526            635          704          80            73
Interest expense                                           (10,983)        (9,735)      (8,146)     (8,211)      (10,352)
                                                           -------         ------       ------      ------       -------
      Earnings (loss) before taxes and
          extraordinary item                               (64,425)        36,899       36,424      21,076        12,898
Income tax expense (benefit)                               (25,823)        13,283       13,113       7,798         4,874
                                                           -------        -------       ------      ------        ------
      Earnings (loss) before extraordinary item            (38,602)        23,616       23,311      13,278         8,024
Extraordinary item, net of income tax benefit                    -              -            -      (2,444)            -
                                                           -------        -------      -------    --------       -------
      Net earnings (loss)                                 $(38,602)      $ 23,616     $ 23,311    $ 10,834      $  8,024
                                                           =======        =======      =======    ========       =======
Earnings (loss) per common share:

Primary:
      Earnings (loss) before extraordinary item           $  (2.79)      $   1.71     $   1.70    $   1.25       $   .78
      Extraordinary item                                         -              -            -        (.23)            -
                                                          --------        -------      -------     -------        ------
                                                          $  (2.79)      $   1.71     $   1.70    $   1.02       $   .78
                                                           =======        =======      =======     =======        ======
Fully diluted:
      Earnings (loss) before extraordinary item          $   (2.79)      $   1.46     $   1.45    $   1.11       $   .78
      Extraordinary item                                         -              -            -        (.18)            -
                                                          --------       --------     --------     -------       -------
                                                         $   (2.79)      $   1.46     $   1.45    $    .93       $   .78
                                                          ========        =======      =======     =======       =======

                                 J. BAKER, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)


                                                                                 As At
                                                -------------------------------------------------------------------------
                                                 2/03/96        1/28/95         1/29/94         1/30/93         2/01/92
Balance Sheet Data:
Working capital                                 $205,080       $235,948        $187,095        $138,385         $ 99,110
Total assets                                     526,082        578,618         502,496         431,798          296,704
Long-term debt                                   207,766        204,518         154,665          95,864           79,515
Stockholders' equity                             184,037        223,317         200,086         172,610          105,012
                                                ========       ========         =======        ========         ========
Cash dividends declared
      per common share                          $    .06       $    .06        $    .06        $    .06         $    .06
                                                ========       ========         =======         =======         ========



Store Openings and Closings:

                                              Footwear*                                           Apparel
                        --------------------------------------------------------------     ---------------------------
                                               Total      Parade
                        Licensed              Licensed      of                  Total      Casual    Work       Total
                        Discount    SCOA     Shoe Dept.   Shoes      Fayva    Footwear      Male    'n Gear    Apparel     Total
                        --------------------------------------------------------------     ----------------------------    -----
Stores open at
   January 30, 1993       1,446         -        1,446      136        425      2,007        214        38        252      2,259
Openings                     46       162          208       30          3        241         40        14         54        295
Closings                   (124)        -         (124)      (4)       (33)      (161)         -         -          -       (161)
                          -----      ----        -----     ----        ----     -----        ---       ---       ----      -----

Stores open at
   January 29, 1994       1,368       162        1,530      162        395      2,087        254        52        306      2,393
Openings                     71       321          392       46          2        440         65         9         74        514
Closings                   (197)      (35)        (232)     (17)       (29)      (278)         -         -          -       (278)
                          -----      ----        -----     ----        ---      -----        ----      ---        ----    ------

Stores open at
   January 28, 1995       1,242       448        1,690      191        368      2,249        319        61        380      2,629
Openings                     27        99          126        8          6        140         81         9         90        230
Closings                   (182)      (42)        (224)     (31)      (374)      (629)         -        (1)        (1)      (630)
                          -----     -----        -----     ----      -----      -----        ----      ---        ----     -----

Stores open at
   February 3, 1996       1,087       505        1,592      168          -      1,760        400        69        469      2,229
                          =====      ====        =====     ====       ====      =====       ====       ===       ====      =====

* Excludes wholesale footwear departments serviced by the Company (all of which were closed during the year ended January 28, 1995).

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                               OF OPERATIONS.


         All references herein to fiscal 1996, fiscal 1995 and fiscal 1994 relate to the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively. To the extent that the Company may have incurred increased costs resulting from inflation, the Company believes that it has been able to offset these costs through higher revenues. Accordingly, the Company believes that inflation has had no significant impact on the operations of the Company.

Results of Operations

         During the year ended February 3, 1996, the Company has experienced comparable store sales declines in its footwear and apparel businesses. Management believes that these comparable store sales declines are primarily due to the weak domestic retail environment. While the Company does not expect the retail sector to rebound quickly, J. Baker has taken steps intended to manage its businesses in a manner consistent with the soft economic environment. These steps include reducing estimates of future sales, increasing management's focus on merchandise planning and distribution, cutting expenditures and reducing store openings. Due to comparable store sales declines, the Company has attempted to generate additional sales and keep inventories in line by increasing promotional activities, which have generated additional markdowns. These additional markdowns were the primary reason for the increase in the Company's cost of sales. Comparable store sales declines have also been a reason for the increase in selling, administrative and general expenses as a percentage of sales.

         As part of management's continuing strategic evaluation of its businesses, during fiscal 1996 the Company disposed of its Fayva shoe division. For additional information on the disposal of Fayva, see Description of Business, Industry Segments, Footwear, Disposal of Fayva in Part I of this Form 10-K, and Note 2 to the Consolidated Financial Statements. Also, on April 19, 1996, the Company signed a letter of intent for the sale of its SCOA division. For additional information, see Note 19 to the Consolidated Financial Statements. These transactions have and, should the SCOA sale be consummated, will allow the Company to focus its future efforts on its Casual Male, Parade of Shoes, Licensed Discount and Work 'n Gear divisions, with the goal of improving the results of these core businesses.

                       Fiscal 1996 versus Fiscal 1995

         In fiscal 1996, net sales decreased by $22.6 million or 2.2% from net sales in fiscal 1995. Sales in the Company's footwear operations decreased by $61.1 million due to a sales decrease in the Company's Fayva division (which is primarily the result of the closing of all 357 Fayva stores in the third quarter of fiscal 1996), the elimination of wholesale footwear sales (which is a result of the closing of all wholesale footwear departments serviced by the Company during the second quarter of fiscal 1995), a 7.0% decrease in comparable retail footwear store sales (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes and Fayva shoe stores which were open in corresponding weeks of the two comparison periods), and a decrease in the number of discount licensed shoe departments in operation during fiscal 1996 versus fiscal 1995 (which was due in large part to Jamesway ceasing operations). This decrease was partially offset by a sales increase in the Company's SCOA licensed shoe division as a result of SCOA's beginning business in new licensed departments since the first quarter of fiscal 1995.

         Sales in the Company's specialty apparel operations increased by $38.6 million due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation at the end of fiscal 1996 over fiscal 1995, partially offset by a 2.7% decrease in comparable specialty apparel store sales. (Comparable specialty apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.)

         Cost of sales constituted 56.8% of sales in fiscal 1996 as compared to 55.6% in fiscal 1995. Cost of sales in the Company's footwear operations was 58.8% of sales in fiscal 1996 as compared to 56.8% of sales in fiscal 1995. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales and a decrease in the initial markup on merchandise purchases, partially offset by the elimination of wholesale footwear sales, which have a higher cost of sales than retail footwear sales. Cost of sales in the Company's apparel operations was 51.2% of sales in fiscal 1996 as compared to 51.0% of sales in fiscal 1995. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales, partially offset by a higher initial markup on merchandise purchases.

         Selling, administrative and general expenses increased $3.2 million or 0.8% over fiscal 1995, primarily due to a relative decrease in sales in the licensed discount division which has lower selling, administrative and general expenses than the Company's other divisions. As a percentage of sales, selling, administrative and general expenses were 38.5% in fiscal 1996 as compared to 37.3% in fiscal 1995. Selling, administrative and general expenses in the Company's footwear operations were 38.5% in fiscal 1996 as compared to 37.2% of sales in fiscal 1995. This increase was primarily the result of a change in the relative mix of footwear sales and a decline in comparable retail footwear sales. Selling, administrative and general expenses in the Company's apparel operations were 38.5% of sales in fiscal 1996 as compared to 37.9% of sales in fiscal 1995, primarily due to an increase in store level expenses from new stores openings, coupled with comparable store sales declines.

         Depreciation and amortization expense increased by $4.5 million in fiscal 1996 over fiscal 1995 due to an increase in average depreciable and amortizable assets.

         During the fiscal year ended February 3, 1996, the Company recorded restructuring charges of $69.3 million ($41.6 million on an after tax basis) related to the disposal of its Fayva footwear division. Such charges included the costs to exit from and dispose of Fayva, including the loss on disposal of inventory, severance payments, the write off of fixed assets and the costs to dispose of store leases.

         As a result of the above described effects, the Company reported an operating loss of $54.0 million (operating income of $15.3 million excluding the restructuring charges) in fiscal 1996 versus operating income of $46.0 million in fiscal 1995.

         Net interest expense increased $1.4 million to $10.5 million in fiscal 1996 as compared to $9.1 million in fiscal 1995, primarily due to higher average levels of borrowings and higher interest rates on borrowings in fiscal 1996 as compared to fiscal 1995.

         For fiscal 1996, the Company reported a tax benefit of $25.8 million, resulting in an effective tax rate of 40.1%, as compared to tax expense of $13.3 million, yielding an effective tax rate of 36.0% in fiscal 1995. See Note 9 to the Consolidated Financial Statements for further discussion of taxes on earnings.

         Net loss for fiscal 1996 was $38.6 million as compared to net earnings of $23.6 million in fiscal 1995.

                           Fiscal 1995 versus Fiscal 1994

         In fiscal 1995, net sales increased by $124.1 million or 13.5% over net sales in fiscal 1994. Sales in the Company's footwear operations increased by $83.4 million primarily as a result of sales in the newly-acquired SCOA licensed shoe division, coupled with an increase in the number of Parade of Shoes stores in operation during fiscal 1995 versus fiscal 1994. The sales increase in footwear operations was partially offset by a 3.0% decrease in comparable retail footwear store sales, a decrease in the number of discount licensed shoe departments and Fayva shoe stores in operation during fiscal 1995 versus fiscal 1994 and a $23.6 million decrease in wholesale footwear sales (which is a result of the closing of 149 wholesale footwear departments during the second quarter of fiscal 1995). Sales in the Company's specialty apparel operations increased by $40.7 million as a result of an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation at the end of fiscal 1995 over fiscal 1994, and a 3.5% increase in comparable specialty apparel store sales.

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

         Taxes on earnings for fiscal 1995 were $13.3 million, yielding an effective tax rate of 36.0%, as compared to taxes of $13.1 million, yielding an effective rate of 36.0% in fiscal 1994. See Note 9 to the Consolidated Financial Statements for further discussion of taxes on earnings.

         Net earnings for fiscal 1995 were $23.6 million as compared to net earnings of $23.3 million in fiscal 1994, an increase of 1.3%.

Financial Condition

                    February 3, 1996 versus January 28, 1995

         Accounts receivable at February 3, 1996 decreased from the balance at January 28, 1995 primarily due to the reduction in the number of units operated in January, 1996 as compared to January, 1995 in the Company's licensed shoe divisions.

         Merchandise inventories at February 3, 1996 were lower than at January 28, 1995 primarily due to the closing of the Fayva division, including the liquidation of all of Fayva's inventory, by the end of the fourth quarter of fiscal 1996.

         The income tax receivable of $7.2 million at February 3, 1996 is primarily due to the estimated federal income tax refund due which is related to the federal income tax carryback benefits resulting from the disposal of the Fayva division.

         The decrease in net property, plant and equipment is the result of the net write-off of $18.5 million of furniture, fixtures and leasehold improvements as a result of the closing of the Company's Fayva division, coupled with the recording of $22.0 million in depreciation expense during fiscal 1996, partially offset by the Company incurring capital expenditures of $28.1 million in fiscal 1996, primarily for the opening of new stores and the renovation of existing units.

         The decrease in other assets is primarily due to the recording of amortization expense in fiscal 1996.

         The decrease in accounts payable is primarily due to the reduction in inventory levels as a result of the disposal of the Company's Fayva division. The ratio of accounts payable to merchandise inventory was 36.8% at February 3, 1996 as compared to 36.2% at January 28, 1995.

         Accrued expenses at February 3, 1996 increased from the balance at January 28, 1995 primarily due to accruals for lease termination costs as a result of the disposal of the Company's Fayva division.

Liquidity and Capital Resources

         The Company currently has a $240 million revolving credit facility on an unsecured basis with Fleet National Bank of Massachusetts, The First National Bank of Boston, Natwest Bank, N.A., The Yasuda Trust and Banking Company, Ltd., Bank Hapoalim B.M., National City Bank, Columbus, Standard Chartered Bank and Citizens Bank of Massachusetts (the

"Banks"). As amended to date, the aggregate commitment amount under this revolving credit facility will be reduced by $10 million on December 29, 1996. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires in June, 1997. Consistent with prior practices, the Company will attempt to extend or renegotiate the revolving credit facility prior to the end of fiscal 1997. As of February 3, 1996, the Company had outstanding obligations under the revolving credit facility of $181.7 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

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

         The Company expects to open approximately 40 Casual Male Big & Tall stores (13 of which are conversions of former Fayva locations) and approximately 43 Parade of Shoes stores (all of which are conversions of former Fayva locations), and to close approximately three Casual Male Big & Tall stores, eight Parade of Shoes stores, and three Work 'n Gear stores in fiscal 1997.

         The Company believes that amounts available under its revolving credit facility, along with internally generated funds, will be sufficient to meet its current operating and capital requirements under ordinary circumstances through the end of the current fiscal year.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for fiscal 1997 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, the financial condition of the retailers in whose stores the Company operates licensed shoe departments, changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms and ability to hire and train associates.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                     J. BAKER, INC. AND SUBSIDIARIES
                Index to Consolidated Financial Statements


Consolidated Financial Statements:                                                                       PAGE


         Independent Auditors' Report                                                                      17

         Consolidated balance sheets as of February 3, 1996 and January 28, 1995                           18

         Consolidated statements of earnings for the years ended February 3,                               19
1996, January 28, 1995 and January 29, 1994

         Consolidated statements of stockholders' equity for the years ended                               20
February 3, 1996, January 28, 1995 and January 29, 1994

         Consolidated statements of cash flows for the years ended February 3,                             21
1996, January 28, 1995 and January 29, 1994

         Notes to consolidated financial statements                                                        22


All schedules have been omitted as they are inapplicable or not required, or the information has been included in the consolidated financial statements or in the notes thereto.

                        Independent Auditors' Report



The Board of Directors and Stockholders
J. Baker, Inc.:


We have audited the accompanying consolidated balance sheets of J. Baker, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended February 3, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Baker, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 1996 in conformity with generally accepted accounting principles.




                                                KPMG Peat Marwick LLP


Boston,  Massachusetts
March 13, 1996, except for
Note 19, as to which
the date is April 19, 1996

                        J. BAKER, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      February 3, 1996 and January 28, 1995

        Assets                                                                            1996                 1995
                                                                                          ----                 ----
Current assets:
    Cash and cash equivalents                                                       $   3,287,141         $   4,915,491
    Accounts receivable:
        Trade, net                                                                     19,514,985            21,549,133
        Other                                                                           3,219,862             4,000,371
                                                                                        ---------            ----------
                                                                                       22,734,847            25,549,504
                                                                                       ----------            ----------
    Merchandise inventories                                                           285,703,289           333,686,950
    Prepaid expenses                                                                    8,600,990             7,946,144
    Income tax receivable                                                               7,236,732                     -
    Deferred income taxes                                                               9,198,000             2,120,000
                                                                                       ----------            ----------
             Total current assets                                                     336,760,999           374,218,089
                                                                                      -----------           -----------
Property, plant and equipment, at cost:
    Land and buildings                                                                 25,064,423            24,988,513
    Furniture, fixtures and equipment                                                 115,099,770           119,614,758
    Leasehold improvements                                                             43,442,932            47,448,521
                                                                                       ----------            ----------
                                                                                      183,607,125           192,051,792
    Less accumulated depreciation and amortization                                     62,524,262            58,271,956
                                                                                       ----------           -----------
             Net property, plant and equipment                                        121,082,863           133,779,836
                                                                                      -----------           -----------
Deferred income taxes                                                                   6,939,000                     -
Other assets, at cost, less accumulated amortization                                   61,298,880            70,620,341
                                                                                      -----------           -----------
                                                                                     $526,081,742          $578,618,266
                                                                                      ===========           ===========
        Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                               $   1,500,000         $   1,500,000
    Accounts payable                                                                  105,113,721           120,792,457
    Accrued expenses                                                                   25,066,874            15,504,950
    Income taxes payable                                                                        -               472,357
                                                                                       ----------           -----------
             Total current liabilities                                                131,680,595           138,269,764
                                                                                      -----------           -----------
Deferred income taxes                                                                           -             6,136,000
Other liabilities                                                                       2,598,026             6,377,762
Long-term debt, net of current portion                                                133,000,000           128,300,000
Senior subordinated debt                                                                4,412,711             5,864,835
Convertible subordinated debt                                                          70,353,000            70,353,000

Stockholders' equity:
    Common stock, par value $.50 per share, authorized 40,000,000 shares,
      13,872,647 shares issued and outstanding in 1996 (13,840,647 in 1995)             6,936,324             6,920,324
    Preferred stock, par value $1.00 per share, authorized 2,000,000 shares
      (none issued and outstanding)                                                             -                     -
    Series A junior participating cumulative preferred stock, par value $1.00
      per share, authorized 100,000 shares (none issued and outstanding)                        -                     -
    Additional paid-in capital                                                        115,213,017           115,074,822
    Retained earnings                                                                  61,888,069           101,321,759
                                                                                      -----------           -----------
             Total stockholders' equity                                               184,037,410           223,316,905
                                                                                      -----------           -----------
                                                                                     $526,081,742          $578,618,266
                                                                                      ===========           ===========


See accompanying notes to consolidated financial statements.

                  J. BAKER, INC. AND SUBSIDIARIES
                Consolidated Statements of Earnings
For the years ended  February  3, 1996,  January 28, 1995 and January 29, 1994


                                                                     1996                    1995                 1994
                                                                     ----                    ----                 ----
Net sales                                                     $1,020,412,703           $1,042,978,875         $918,877,733

Cost of sales                                                    580,067,086              579,734,911          516,854,748
                                                                 -----------              -----------          -----------

      Gross profit                                               440,345,617              463,243,964          402,022,985

Selling, administrative and general expenses                     392,585,851              389,362,380          336,283,342

Depreciation and amortization                                     32,428,001               27,882,778           21,873,610

Restructuring charges                                             69,300,000                        -                    -
                                                                  ----------              -----------          -----------

      Operating income (loss)                                    (53,968,235)              45,998,806           43,866,033

Interest income                                                      526,188                  635,574              703,778

Interest expense                                                 (10,983,067)              (9,735,209)          (8,145,769)
                                                                  -----------              ----------            ---------

      Earnings (loss) before taxes                               (64,425,114)              36,899,171            36,424,042

Income tax expense (benefit)                                     (25,823,000)              13,283,000           13,113,000
                                                                  ----------               ----------           ----------

      Net earnings (loss)                                       $(38,602,114)            $ 23,616,171         $ 23,311,042
                                                                 ===========              ===========          ===========

Earnings (loss) per common share:
      Primary                                                   $      (2.79)            $       1.71         $       1.70
                                                                 ===========              ===========          ===========
      Fully Diluted                                             $      (2.79)            $       1.46         $       1.45
                                                                 ===========              ===========          ===========

Number of shares used to compute earnings (loss) per common share:
      Primary                                                     13,858,273               13,831,552           13,674,553
                                                                  ==========               ==========           ==========
      Fully diluted                                               13,905,545               18,363,042           18,286,267
                                                                  ==========               ==========           ==========







See accompanying notes to consolidated financial statements.

                     J. BAKER, INC. AND SUBSIDIARIES
                Consolidated  Statements of  Stockholders'
           Equity For the years ended February 3, 1996,  January 28,
                       1995 and January 29, 1994


                                                                           Additional                         Total
                                                  Common Stock               Paid-in         Retained      Stockholders'
                                          Shares            Amount           Capital         Earnings         Equity
                                        ---------         --------        -----------        --------      -------------
Balance, January 30, 1993              13,474,165        $6,737,083       $109,827,161     $56,046,071     $172,610,315


Net income for the year ended
    January 29, 1994                            -                 -                  -      23,311,042       23,311,042
Shares issued in connection with
    acquisition of Shoe Corporation
    of America, Inc.                       51,428            25,714            944,990               -          970,704
Exercise of stock options                 129,232            64,616          1,089,955               -        1,154,571
Shares purchased by former Casual
    Male stockholders                      88,044            44,022          1,793,922               -        1,837,944
Conversion of convertible debt             49,820            24,910            998,392               -        1,023,302
Retirement of stock                           (42)              (21)                (3)              -              (24)
Dividends paid ($.06 per share)                 -                 -                  -        (821,380)        (821,380)
                                       ----------        ----------       ------------     -----------     ------------


Balance, January 29, 1994              13,792,647         6,896,324        114,654,417      78,535,733      200,086,474
                                       ----------        ----------        -----------     -----------      -----------

Net income for the year ended
    January 28, 1995                            -                 -                  -      23,616,171       23,616,171
Exercise of stock options                  48,000            24,000            420,405               -          444,405
Dividends paid ($.06 per share)                 -                 -                  -        (830,145)        (830,145)
                                       ----------        ----------        -----------      ----------       ----------

Balance, January 28, 1995              13,840,647         6,920,324        115,074,822     101,321,759      223,316,905
                                       ----------        ----------        -----------     -----------      -----------

Net loss for the year ended
    February 3, 1996                            -                 -                  -     (38,602,114)     (38,602,114)
Exercise of stock options                  32,000            16,000            138,195               -          154,195
Dividends paid ($.06 per share)                 -                 -                  -        (831,576)        (831,576)
                                       ----------        ----------        -----------     -----------      -----------

Balance, February 3, 1996              13,872,647        $6,936,324       $115,213,017    $ 61,888,069     $184,037,410
                                       ==========        ==========        ===========     ===========      ===========














See accompanying notes to consolidated financial statements

                       J. BAKER, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
         For the years ended  February  3, 1996,  January 28, 1995
                           and January 29, 1994


                                                                         1996                 1995                 1994
                                                                         ----                 ----                 ----
Cash flows from operating activities:
      Net earnings (loss)                                          $ (38,602,114)        $ 23,616,171        $  23,311,042
      Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
         Depreciation and amortization:
             Fixed assets                                             21,985,599           19,015,776           14,161,472
             Deferred charges, intangible assets and
                deferred financing costs                              10,490,278            8,922,497            7,758,674
         Deferred income taxes                                       (20,153,000)           7,955,364            9,886,000
         Loss on disposal of Fayva assets                             29,900,000                    -                    -
         Change in:
             Accounts receivable                                       3,088,464            8,466,255             (427,878)
             Merchandise inventories                                  36,583,661          (56,854,448)         (52,930,182)
             Prepaid expenses                                         (3,030,223)          (1,449,914)          (2,109,595)
             Accounts payable                                        (15,678,736)          12,529,534           (5,463,796)
             Accrued expenses                                          9,561,924           (9,986,666)         (12,878,976)
             Income taxes payable/receivable                          (7,709,089)           1,165,288           (1,796,559)
             Other liabilities                                        (4,045,342)          (7,267,692)          (7,451,093)
                                                                      ----------           ----------           ----------
                Net cash provided by (used in)
                 operating activities                                 22,391,422            6,112,165          (27,940,891)
                                                                      ----------           ----------           ----------

Cash  flows from investing activities: Capital expenditures for:
         Property, plant and equipment                               (28,062,433)         (44,513,548)         (24,115,405)
         Other assets                                                 (1,379,958)         (12,000,475)          (2,480,695)
      Net cash paid in acquisition of Shoe Corp. of America                    -                    -           (2,698,507)
      Payments received on note receivable                             2,900,000                    -                    -
                                                                      ----------           -----------          ----------
                Net cash used in investing activities                (26,542,391)         (56,514,023)         (29,294,607)
                                                                      ----------           -----------          ----------

Cash flows from financing activities:
      Repayment of senior debt                                        (1,500,000)          (2,636,300)                   -
      Proceeds from other long term debt                               4,700,000           51,300,000           52,262,950
      Release of restricted cash                                               -            3,455,357                    -
      Proceeds from issuance of common stock, net of retirements         154,195              444,405            2,992,493
      Payment of dividends                                              (831,576)            (830,145)            (821,380)
                                                                      ----------           ----------           ----------
                Net cash provided by financing activities              2,522,619           51,733,317           54,434,063
                                                                      ----------           ----------           ----------

Net increase (decrease) in cash and cash equivalents                  (1,628,350)           1,331,459           (2,801,435)

Cash and cash equivalents at beginning of year                         4,915,491            3,584,032            6,385,467
                                                                      ----------           ----------           ----------

Cash and cash equivalents at end of year                            $  3,287,141         $  4,915,491         $  3,584,032
                                                                     ===========          ===========          ===========






See accompanying notes to consolidated financial statements

                       J. BAKER, INC. AND SUBSIDIARIES
                    Notes    to    Consolidated    Financial
                Statements  February 3, 1996,  January 28, 1995
                          and January 29, 1994

(1)      Summary of Significant Accounting Policies

         Nature of Operations

            J. Baker, Inc. and subsidiaries (the "Company") is engaged in the retail sale of footwear and apparel through 2,229 locations in 48 states and the District of Columbia. The Company sells footwear through 1,087 self-service licensed shoe departments in mass merchandising department stores, through a total of 505 full and semi-service licensed shoe departments in department and specialty stores and through its Parade of Shoes chain of 168 women's shoe stores. In all of these operations, the Company emphasizes the sale of quality footwear at comparatively low prices. The Company is engaged in the retail sale of apparel through its 400 store chain of Casual Male Big & Tall men's stores which sells sportswear to the larger size man, and through its 69 store chain of Work 'n Gear work clothing stores which sell utility workwear, uniforms and personalized work clothes, as well as uniforms for laboratory and medical purposes.

         Basis of Presentation and Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

         Fiscal Year

            The Company follows a 52 - 53 week fiscal year ending on the Saturday nearest January 31. The fiscal year ended February 3, 1996 contained 53 weeks, and the fiscal years ended January 28, 1995 and January 29, 1994 contained 52 weeks.

         Fair Value of Financial Instruments

            The carrying amount of cash, cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company's long-term instruments is estimated based on market values for similar instruments. At February 3, 1996, the difference between the carrying value of long-term instruments and their estimated fair value is not material.

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

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

            Fully diluted earnings per share is based on the weighted average number of shares of common stock outstanding during the applicable period. Included in this calculation is the dilutive effect of stock options and warrants. Included in this calculation for the periods ended January 28, 1995 and January 29, 1994 is the dilutive effect of common stock issuable under the 7% convertible subordinated notes due 2002. The common stock issuable under the 7% convertible subordinated notes was not included in the calculation for the period ended February 3, 1996 because its effect would be antidilutive.

         Revenue Recognition

            The Company recognizes revenue at the time of sale in its retail stores and at the time of shipment in its wholesale division.

         Store Opening and Closing Costs

            Direct incremental store opening costs are amortized to expense over a twelve month period. All costs related to store closings are expensed at the time of closing.

         Deferred Lease Acquisition Costs

            Costs incurred in connection with the acquisition of license agreements have been classified as deferred lease acquisition costs and are being amortized over the terms of the respective leases, which range from three to twenty years.

            The Company periodically reviews deferred lease acquisition costs to assess recoverability based on the likelihood and level of ongoing value of each licensor's agreement. Impairments in value would be recognized in operating results if a permanent diminution were to occur (see Notes 4 and 7).

         Income Taxes

            Deferred taxes are provided for using the asset and liability method for temporary differences between financial and tax reporting.

         Recent Accounting Pronouncements

            On October 23, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of this statement are effective for fiscal years beginning after December 15, 1995.

            As permitted under SFAS No. 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion No. 25. The Company will comply with the disclosure requirements of SFAS No.
            123 in fiscal 1997.

            The Company is required to implement Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" in fiscal 1997. As the Company continually evaluates the realizability of long-lived assets, including goodwill, lease acquisition costs and other intangible assets, the adoption of SFAS No. 121 is not anticipated to have a material effect on the Company's financial statements.

         Reclassifications

            Certain   reclassifications  have  been  made  to  the  consolidated
            financial   statements  of  prior  years  to  conform  to  the  1996
            presentation.

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(2)      Disposition of Fayva Shoe Division

            In the year ended February 3, 1996, the Company recorded restructuring charges of $69.3 million (which had an after-tax effect of $41.6 million or $3.00 per share) as a result of the liquidation of the Company's Fayva footwear division. Restructuring charges include actual costs for employee severance and other benefits of $3.5 million (a total of 2,545 full and part-time employees were terminated), fixed asset write-offs of $18.5 million and a loss on the disposal of inventory of $20.5 million. Also included in restructuring charges is a charge of $26.8 million for costs related to the disposition of the Fayva store leases.

            Accrued at February 3, 1996 are severance and lease termination costs of $13.3 million. These costs are expected to be paid by the end of the next fiscal year.

(3)      Acquisition of Shoe Corporation of America, Inc.

            On November 19, 1993, the Company acquired 83% of the outstanding common stock and all of the outstanding preferred stock of Tishkoff Enterprises, Inc. of Columbus, Ohio ("TEI"), an operator of full-service, semi- service and self-service licensed shoe departments in department stores, specialty stores and discount stores. The 83% interest in the outstanding common stock was acquired from certain TEI stockholders in exchange for a total of 57,341 shares of the Company's common stock (6,001 of which shares are being issued to former TEI stockholders in the fiscal year ending February 1, 1997) and the right to receive payments equal in the aggregate to 8.3% of the consolidated pre-tax earnings of TEI over a six year period commencing January 29, 1994 (the "TEI Contingent Payment"), with a maximum aggregate payment of $4,980,000. The acquisition of all of the outstanding preferred stock of TEI was made for a payment of $650,000 in cash. On December 13, 1993, the stockholders of TEI approved the merger of JBAK Acquisition Corp., an Ohio corporation and a wholly owned subsidiary of the Company, with and into TEI (the "Merger") and TEI became a wholly owned subsidiary of the Company. In connection with the Merger, the Company paid cash consideration to the remaining TEI stockholders in the amount of $442,000, in payment for the remaining 17% interest in TEI common stock. Subsequent to the Merger, the corporate name of TEI was changed to Shoe Corporation of America, Inc. ("SCOA").

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

            During the fiscal years ended February 3, 1996 and January 28, 1995, the excess of cost over net assets acquired was adjusted by $266,000 and $970,000, respectively, for amounts accrued for the TEI Contingent Payment right. In addition, during the fiscal year ended January 28, 1995, the Company completed its analysis of the allocation of the purchase price and adjusted downward the preliminary estimate of the fair value of the acquired net assets by $1,764,000 as follows:

                     Adjustments to reflect fair value of net assets:
                           Merchandise inventories                                  $(2,282,000)
                           Deferred income taxes                                      1,065,000
                           Accrued expenses                                            (547,000)
                                                                                    $(1,764,000)

            As a result, the increase in the excess of cost over net assets acquired is included in Other Assets and is being amortized on a straight-line basis over twenty years.

            SCOA operated 505, 448 and 162 licensed footwear departments at February 3, 1996, January 28, 1995 and January 29, 1994, respectively. The increase in the number of licensed departments was primarily a result of the acquisition of new accounts.

            On April 19, 1996, the Company announced that it had executed a letter of intent for the sale of its SCOA division. For further information, see Note 19.

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4)      Bankruptcy Filings of Licensors

            On June 23, 1995, Bradlees Stores, Inc. ("Bradlees") filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the fiscal year ended February 3, 1996 were $59.8 million.

            On October 18, 1995, Jamesway ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code and announced its intention to liquidate its inventory, fixed assets and real estate and to cease operation of its business in all of its 90 stores. The Company participated in Jamesway's going out of business sales and liquidated substantially all of its footwear inventory in the 90 Jamesway stores during the going out of business sales. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Since Jamesway ceased operation of its business, the Company believes that rejection of its license agreement is probable and has asserted a substantial claim for damages. The Company does not expect the closing of the Jamesway stores to have a material adverse effect on future earnings. The Company's sales in the Jamesway chain for the fiscal year ended February 3, 1996 were $24.3 million.

            On April 26, 1990, Ames Department Stores, Inc., and related entities ("Ames"), a significant licensor of the Company (see Notes 7 and 14), filed for protection under Chapter 11 of the United States Bankruptcy Code. On December 18, 1992, the Company and Ames executed Amendment No. 2 to the Ames license agreement and the Company and Ames executed a certain Stipulation which was filed with the United States Bankruptcy Court for the Southern District of New York and approved on January 6, 1993, the consummation date of Ames' Plan of Reorganization. The Stipulation provided that the license agreement between Ames and the Company shall be modified and amended and the license agreement assumed by Ames. Further, pursuant to the Stipulation, the Company settled its $13.7 million pre-petition claim with Ames and, in return, the Company received $5 million in cash and a promissory note issued by Ames in the amount of $8.7 million bearing interest at the rate of 6.0% per annum and having a final maturity on December 1, 1997. At February 3, 1996, the outstanding balance of the Ames promissory note is $5.8 million. The Stipulation further provided for a mortgage lien on and security interest in the real property and buildings in Rocky Hill, Connecticut comprising the executive offices of Ames, which mortgage lien and security interest shall be used as security in repayment of the promissory note, and which shall be senior to all other liens and security interests except those granted in favor of certain banks under a credit agreement with such banks.

            Carried on the balance sheet at February 3, 1996 in Other Assets (see Note 7) are deferred lease acquisition costs of $19.3 million attributable to the Ames license agreement, which expires in 2009, subject to earlier termination upon failure to meet certain operating requirements. The Company is amortizing the deferred lease acquisition costs of the Ames license agreement over the remaining term of the license agreement, since the Company believes, based on its assessment of the likelihood and level of ongoing business with Ames, that the value of the license agreement supports the historical carrying cost at February 3, 1996. Any net store closing by Ames will likely reduce the value of the Ames license agreement to a level below the current carrying value of the deferred lease acquisition costs. This would result in a non-cash write-down of the asset, which would be reflected in the Company's earnings. The amount of the write-down would depend on the Company's historical sales volume in the closed stores.

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(5)      Accounts Receivable

            Trade accounts receivable are principally comprised of amounts due from landlords of the Company's licensed shoe departments. The Company performs regular credit evaluations of its licensors, and generally does not require collateral from its licensors.

            The following is a summary of the activity affecting the allowance for doubtful accounts receivable for the years ended February 3, 1996, January 28, 1995 and January 29, 1994:

                                                                        1996              1995            1994
                                                                        ----              ----            ----
           Balance, beginning of year                               $1,972,723         $  521,922      $  382,417

           Additions charged to expense                              1,413,580          1,450,801         285,000

           Write-offs, net of recoveries                              (169,054)                 -        (145,495)
                                                                      --------           --------         -------

           Balance, end of year                                     $3,217,249         $1,972,723      $  521,922
                                                                     =========          =========       =========

(6)      Acquisition of The Casual Male

           On February 2, 1991, the Company acquired the Casual Male, Inc. pursuant to Casual Male's Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code. Former Casual Male stockholders who elected to receive a contingent payment right in lieu of $.25 per common share, up to a maximum of $1,000 per stockholder, were entitled to receive a percentage of the net earnings of Casual Male for the seven year period ending January 30, 1998, with a maximum aggregate payment of $5.0 million (the "Contingent Payment"). On
           April 12, 1993 the Contingent Payment Agreement was amended to provide that participants in the Contingent Payment would instead receive an aggregate of $2.4 million immediately in satisfaction of the obligation of the Company to make the Contingent Payment. The excess of net assets over the cost of the acquired business has been reduced by the $2.4 million Contingent Payment, and the balance is being amortized on a straight line basis over fifteen years.

(7)      Other Assets

           Other assets, net of accumulated amortization, at February 3, 1996 and January 28, 1995 were comprised of:

                                                                                               1996                1995
                                                                                               ----                ----
                  Deferred lease acquisition costs, net of accumulated
                      amortization of $18,628,527 and $14,906,951                          $ 29,799,508         $33,483,667
                  Systems development costs, net of accumulated
                      amortization of $9,566,062 and $6,674,202                              14,165,479          15,910,645
                  Excess of costs over net assets acquired, net of
                      accumulated amortization of $1,828,479 and $1,211,133                  10,131,228          10,482,967
                  Notes Receivable, net of current portion of
                      $2,900,000 and $2,900,000                                               3,888,000           6,741,000
                  Other intangible assets and deferred charges, net of
                      accumulated amortization of $2,556,558 and $2,925,233                   2,372,428           3,115,002
                  Cash surrender value of officers' life insurance, net                         539,306             474,128
                  Deposits                                                                      402,931             412,932
                                                                                            -----------         -----------
                                                                                           $ 61,298,880        $ 70,620,341
                                                                                            ===========         ===========


            Deferred lease acquisition costs consist primarily of payments made in connection with the acquisition of license agreements and are being amortized over the terms of the respective license agreements (see Notes 1 and 4). Systems development costs are being amortized on a straight line basis over eight years. The excess of costs over net assets acquired is the result of the acquisitions of various businesses and is being amortized over periods of fifteen to twenty years. Notes receivable consist of a 6.0% note from Ames maturing on December 1, 1997

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            (see Note 4), and a $988,000 ($941,000 at January 28, 1995),  10.25%
            note from Hills Department Store Company ("Hills") maturing on September 30, 2003. Other intangible assets and deferred charges consist primarily of costs incurred for the issuance of debt and are being amortized over periods of three to ten years.

(8)      Debt

         Long-Term Debt

            Long-term debt at February 3, 1996 and January 28, 1995 was comprised of:

                                                                                   1996                   1995
                                                                                   ----                   ----
                  Loans under revolving credit facility                         $133,000,000          $128,300,000
                  Weighted average interest rate                                   7.89%                  6.75%

            The Company has a $240 million revolving credit facility on an unsecured basis with Fleet National Bank of Massachusetts, The First National Bank of Boston, Natwest Bank, N.A., The Yasuda Trust and Banking Company, Ltd., Bank Hapoalim B.M., National City Bank, Columbus, Standard Chartered Bank and Citizens Bank of Massachusetts (the "Banks"). As amended to date, the aggregate commitment amount under this revolving credit facility will be reduced by $10 million on December 29, 1996. Borrowings under the revolving credit facility can, at the discretion of the Company, be in the form of any combination of loans, bankers' acceptances and letters of credit. Loans under the revolving credit facility bear interest, at the Company's discretion, at Fleet National Bank of Massachusetts' corporate base rate or at the London Interbank Offered Rate (LIBOR) plus a margin. The margin amount, as well as a commitment fee, is determined based on a financial ratio as defined in the revolving credit facility.

            This facility expires in June, 1997. At February 3, 1996, the Company had $58.3 million available for borrowing under this facility.

         Senior Subordinated Debt

            In June 1989, the Company issued $35 million of senior subordinated notes with detachable warrants which enable the holders to purchase 600,000 shares of the Company's common stock at a price of $20 per share, subject to adjustments. At February 3, 1996, the detachable warrants enable holders to purchase approximately 640,000 shares at $18.80 per share. Subject to certain conditions, the Company may repurchase all, but not less than all, of the outstanding warrants for 150% of the then per share warrant exercise price. The senior subordinated notes of $5,912,711 at February 3, 1996 ($7,364,835 at January 28, 1995) are presented net of $87,289 ($135,165 at January 28, 1995), which reflects the unaccreted portion of the $1,710,000 value originally assigned to the detachable warrants. The value of the warrants was recorded as additional paid-in capital and is being accreted using the effective interest method.

            The senior subordinated debt was reduced by $27.5 million in June 1992 with proceeds from the $70 million 7% convertible subordinated notes referred to below. The senior subordinated notes are due in installments of $1.5 million per year beginning in May 1995 with a final payment in May 1999. Interest, at 11.21%, is payable semiannually.

         Convertible Subordinated Debt

            Convertible subordinated debt at February 3, 1996 and January 28, 1995 was comprised of:

                                                                                    1996                  1995
                                                                                    ----                  ----
                  7% convertible subordinated notes                              $70,000,000           $70,000,000
                  Convertible debentures                                             353,000               353,000
                                                                                  ----------            ----------
                                                                                 $70,353,000           $70,353,000
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

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            term  notes,   $27.5   million   principal   amount  of  its  senior
            subordinated notes, and a portion of outstanding bank indebtedness under its unsecured revolving credit facility.

            Prior to the Company's acquisition of Morse Shoe, Inc. ("Morse"), 94% of the Morse convertible debentures converted into Morse common stock. Since the acquisition of Morse on January 30, 1993, holders of $2.7 million of additional Morse convertible debentures converted their debt into 49,820 shares of J. Baker common stock. The remaining balance of $353,000 convertible debentures accrue no interest until January 15, 1997, at which time the rate will be 8%, and no principal will be payable until January 15, 2002. The debt is subject, under certain circumstances, to mandatory conversion. Approximately 6,500 shares of J. Baker common stock are reserved for any future conversions of the remaining Morse convertible debentures.

            The Company's revolving credit facility and senior subordinated notes contain various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends and the maintenance of specified financial ratios, minimum levels of working capital and other financial criteria. At February 3, 1996, the Company was in compliance with such covenants.

            The Company is restricted, under various debt agreements, from paying cash dividends unless tangible net worth exceeds certain required levels. As defined by the most restrictive of those agreements, minimum tangible net worth, as so defined, was $183 million at February 3, 1996. At February 3, 1996, the Company's tangible net worth, as so defined, was approximately $202 million.

            Scheduled   principal   repayments   of   long-term   debt,   senior
            subordinated notes and convertible subordinated debt for the next five fiscal years and thereafter are as follows:

                             Fiscal year
                           ending January
                                1997                                            $  1,500,000
                                1998                                             134,500,000
                                1999                                               1,500,000
                                2000                                               1,500,000
                                2001                                                       -
                                Thereafter                                        70,353,000

(9)      Taxes on Earnings

            Income tax expense (benefit) attributable to income (loss) from continuing operations consists of:

                                                                      Current              Deferred                Total
                                                                      -------              --------               -------
               Year ended February 3, 1996:
                 Federal                                           $(7,311,000)         $(13,271,000)         $(20,582,000)
                 State and city                                      1,641,000            (6,882,000)           (5,241,000)
                                                                    ----------           -----------           -----------
                                                                   $(5,670,000)         $(20,153,000)         $(25,823,000)
                                                                    ===========          ===========           ===========
               Year ended January 28, 1995:
                 Federal                                           $ 4,132,000           $ 5,308,000           $ 9,440,000
                 State and city                                      2,100,000             1,743,000             3,843,000
                                                                    ----------           -----------           -----------
                                                                   $ 6,232,000           $ 7,051,000           $13,283,000
                                                                    ==========            ==========            ==========
               Year ended January 29, 1994:
                 Federal                                           $ 1,773,000           $ 9,827,000           $11,600,000
                 State and city                                      1,454,000                59,000             1,513,000
                                                                    ----------           -----------            ----------
                                                                   $ 3,227,000           $ 9,886,000           $13,113,000
                                                                    ==========           ===========           ===========

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            The following is a reconciliation between the statutory federal income tax rate and the Company's effective rate for the years ended February 3, 1996, January 28, 1995 and January 29, 1994:

                                                                            1996          1995           1994
                                                                            ----          ----           ----
                 Statutory federal income tax rate                         (35.0%)        35.0%          35.0%
                 State income taxes, net of federal
                    income tax benefit                                      (5.3%)         6.8%           1.5%
                 Jobs tax credits                                           (0.6%)        (1.6%)         (1.4%)
                 Change in beginning of year
                    balance of the valuation
                    allowance for deferred tax assets                          -          (2.6%)          5.7%
                 Change in federal tax rate                                    -             -           (1.2%)
                 Other                                                       0.8%         (1.6%)         (3.6%)
                                                                           ------         -----          -----
                                                                           (40.1%)        36.0%          36.0%
                                                                           ======         =====          =====

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 3, 1996 and January 28, 1995 are presented below:

                                                                                        1996                1995
                                                                                        ----                ----
                Deferred tax assets:
                   Accounts receivable, principally due to greater
                       acquired tax bases                                          $     550,000        $    550,000
                   Inventory, principally due to additional costs
                       capitalized for tax purposes and greater
                       acquired tax bases                                              1,500,000           3,500,000
                   Intangible assets                                                     (71,000)           (105,000)
                   Other assets                                                          516,000             573,000
                   Nondeductible accruals and reserves                                 9,154,000           7,304,000
                   Operating loss and credit carryforwards                            42,443,000          21,897,000
                                                                                      ----------          ----------
                       Total gross deferred tax assets                                54,092,000          33,719,000
                       Less valuation allowance                                      (14,969,000)        (14,969,000)
                                                                                     -----------          ----------
                       Net deferred tax assets                                        39,123,000          18,750,000
                                                                                     -----------          ----------
                Deferred tax liabilities:
                   Fixed assets, principally due to accelerated tax
                       depreciation and lesser acquired tax bases                    (13,970,000)        (13,767,000)
                   Intangible assets, principally due to
                       lesser acquired tax bases                                      (6,426,000)         (6,723,000)
                   Other liabilities                                                  (2,590,000)         (2,276,000)
                                                                                      ----------          ----------
                       Total gross deferred tax liabilities                          (22,986,000)        (22,766,000)
                                                                                      ----------          ----------
                       Net deferred tax asset (liability)                           $ 16,137,000        $ (4,016,000)
                                                                                     ===========         ===========

 At February 3, 1996 and January 28, 1995, the net deferred tax asset (liability) consisted of the following:

                                                                                         1996               1995
                                                                                         ----               ----
                 Deferred tax asset - current                                       $  9,198,000        $  2,120,000
                 Deferred tax asset (liability) - noncurrent                           6,939,000          (6,136,000)
                                                                                     -----------         -----------
                                                                                    $ 16,137,000        $ (4,016,000)

                                                                                     ===========         ===========

 The valuation allowance for deferred tax assets as of January 28, 1995 was $14,969,000. There was no change in the total valuation allowance for the year ended February 3, 1996.

 At February 3, 1996, the Company has net operating loss carryforwards and general business credit carryforwards for federal income tax purposes of approximately $87.0 million and $1.3 million, respectively, which expire in years ended January, 2002 through January, 2011. The Company also has minimum tax credit carryforwards of approximately $4.0 million available to reduce future regular federal income taxes, if any, over an indefinite period.

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


(10)     Pension and Profit Sharing Plans

 The Company has a noncontributory pension plan (the "Pension Plan") which covers substantially all non-union employees and is administered by Trustees who are officers of the Company.

 The following table sets forth the Pension Plan's funded status at February 3, 1996 and January 28, 1995:

                                                                                     1996                    1995
                                                                                     ----                    ----
                  Actuarial present value of benefit obligations:
                      Vested                                                     $11,420,000             $ 7,637,000
                      Nonvested                                                    1,053,000                 704,000
                                                                                  ----------              ----------
                           Total accumulated benefit obligations                 $12,473,000             $ 8,341,000
                                                                                  ==========              ==========

                  Plan assets at fair value                                      $12,137,000             $10,183,000
                  Actuarial present value of projected benefit
                      obligations                                                (17,100,000)            (12,823,000)
                                                                                 -----------             -----------
                  Deficiency of plan assets over
                      projected benefit obligations                               (4,963,000)             (2,640,000)

                  Unrecognized prior service benefit                                (494,000)                (90,000)
                  Unrecognized net transitional liability                          1,100,000               1,221,000
                  Unrecognized net actuarial loss                                  2,612,000                 229,000
                                                                                  ----------             -----------

                  Accrued pension cost                                           $(1,745,000)            $(1,280,000)
                                                                                  ==========              ==========

            In December 1993, the Board of Directors of the Company established a Supplemental Retirement plan (the "Supplemental Plan") to provide benefits attributable to compensation in excess of $150,000, but less than $254,064. The following table sets forth the Supplemental Retirement plan's funded status at February 3, 1996 and January 28, 1995:

                                                                                      1996                    1995
                                                                                      ----                    ----
                  Actuarial present value of benefit obligation:
                       Vested                                                      $ 203,000               $  23,000
                       Nonvested                                                      89,000                  10,000
                                                                                    --------                --------
                           Total accumulated benefit obligations                   $ 292,000               $  33,000
                                                                                    ========                ========

                  Plan assets at fair value                                        $       -               $       -
                  Actuarial present value of projected benefit obligations          (829,000)               (791,000)
                                                                                   ---------               ---------
                  Deficiency of plan assets over projected
                     benefit obligations                                            (829,000)               (791,000)

                  Unrecognized prior service cost                                    433,000                 594,000
                  Unrecognized net actuarial loss                                     80,000                  10,000
                                                                                   ---------               ---------

                  Accrued pension cost                                             $(316,000)              $(187,000)
                                                                                    ========               =========

            Assumptions used to develop the plans' funded status were discount rate (7.25% in 1996, 8.5% in 1995) and increase in compensation levels (4.5%).

            Plan assets of both the Pension Plan and the Supplemental Plan consist primarily of common stock, U.S. government obligations, mutual funds and insurance contracts.

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            Net pension cost for the years ended February 3, 1996, January 28, 1995 and January 29, 1994 included the following components:

                                                                       1996              1995               1994
                                                                       ----              ----               ----
                  Service cost - benefits earned
                      during the year                               $1,260,000       $1,223,000         $  767,000
                  Interest cost on projected
                      benefit obligation                             1,199,000        1,056,000            869,000
                  Actual return on plan assets                      (1,528,000)         (66,000)          (763,000)
                  Net amortization and deferral                        655,000         (565,000)           234,000
                                                                     ---------       ----------          ---------

                      Net pension cost                              $1,586,000       $1,648,000         $1,107,000
                                                                     =========       ==========          =========

            Assumptions used to develop the net periodic pension cost for fiscal 1996 were discount rate (8.5%), expected long-term return on assets (9.0%) and increase in compensation levels (5.0%).

            In January 1992, the Company implemented a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. Under the 401(k) plan, the Company matches 25% (50% for the years ended January 28, 1995 and January 29, 1994) of the qualified employee's contribution up to 3% of the employee's salary. The total cost of the matching contribution was $441,000, $915,000 and $1,033,000 for the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

            The Company has established incentive bonus plans for certain executives and employees. The bonus calculations are based on the achievement of certain profit levels, as defined in the plans. For the years ended February 3, 1996, January 28, 1995 and January 29, 1994, $50,000, $940,000 and $1,025,000, respectively, was provided
            for  bonuses   under  the  plans.

            The Company does not provide post-retirement benefits other than pensions as defined under SFAS #106.

(11)     Stock Options

            The Company has options outstanding under the Amended and Restated 1985 Stock Option Plan, the 1992 Directors' Stock Option Plan and the 1994 Equity Incentive Plan (the "Stock Option Plans"). In addition, the Company has granted options which are not part of any Stock Option Plan.

            The Amended and Restated 1985 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to key employees at an option price of not less than 100% of the fair market value of a share on the date of grant of the option. Under this plan, there are no shares of common stock available for grant at February 3, 1996 as no options could be granted under this plan after June, 1995.

            In fiscal 1995, the Company established the 1994 Equity Incentive Plan, which provides for the issuance of one million shares of common stock to officers and employees in the form of stock options (both incentive options and non-qualified options), grants of restricted stock, grants of performance shares and unrestricted grants of stock. At February 3, 1996, 75,000 shares of common stock are reserved for grants of performance shares, and 676,800 shares of common stock remain available for grant.

            Options under the Amended and Restated 1985 Stock Option Plan and the 1994 Equity Incentive Plan become exercisable either ratably over four years or upon grant, at the discretion of the Board of Directors, and expire ten years from the date of grant.

            The 1992 Directors' Stock Option Plan provides for the automatic grant of an option to purchase 2,500 shares of the Company's common stock upon initial election to the Board of Directors and, in addition, at the close of business on the fifth business day following the Company's annual meeting of stockholders. Options under the Directors' Plan are granted at a price equal to the closing price of the Company's common stock on the date of grant. They are exercisable in full as of the date of grant and expire ten years from the date of grant. Under this plan, there are 32,500 shares of common stock available for grant at February 3, 1996.

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            Data with respect to stock options granted is as follows:

                                                                Stock Option Plans                    Non-plan
                                                                ------------------                    ---------
                                                              Shares        Price Range        Shares       Price Range
                                                              ------        -----------        ------       -----------
                  January 30, 1993, options outstanding      570,177     $  .95 - 17.38        62,500     $6.75 - 16.63
                  Granted                                    452,500      16.50 - 23.75             -           -
                  Exercised                                 (129,232)       .95 - 17.00             -           -
                  Cancelled                                  (71,025)      4.88 - 21.75             -           -
                                                             -------      -------------        -------    -------------

                  January 29, 1994, options outstanding      822,420        .95 - 23.75        62,500      6.75 - 16.63
                  Granted                                    336,025      14.38 - 21.00             -           -
                  Exercised                                  (48,000)      4.88 - 17.00             -           -
                  Cancelled                                  (81,550)      4.88 - 21.75             -           -
                                                             -------      -------------        ------      -------------

                  January 28, 1995, options outstanding    1,028,895        .95 - 23.75        62,500      6.75 - 16.63
                  Granted                                    288,000       5.50 - 13.25        50,000         13.00
                  Exercised                                  (22,000)       .95 -  6.00       (10,000)         6.75
                  Cancelled                                 (221,225)      4.88 - 23.75             -           -
                                                           ---------      -------------        ------      ------------

                  February 3, 1996, options outstanding    1,073,670     $ 4.88 - 22.38       102,500     $6.75 - 16.63
                                                           =========      =============       =======     =============

                  Exercisable at February 3, 1996            486,602     $ 4.88 - 22.38       102,500     $6.75 - 16.63
                                                           =========      =============       =======     =============

(12)     Commitments and Contingent Liabilities

         Leases

            The Company operates mainly from leased premises under license agreements generally requiring payment of annual rentals contingent upon sales. The Company leases its computers, vehicles and certain of its offices and warehouse facilities, in addition to its retail stores.

            At February 3, 1996, minimum rental commitments under operating leases are as follows:

                    Fiscal Year
                  ending January                        Net minimum rentals               Minimum sub-rentals
                  --------------                        --------------------              -------------------
                                                                           (in thousands)
                      1997                                    $ 44,138                          $   89
                      1998                                      40,847                              83
                      1999                                      35,321                              83
                      2000                                      26,174                              73
                      2001                                      19,175                              44
                      Thereafter                                51,886                               4
                                                               -------                           -----
                                                              $217,541                          $  376
                                                               =======                           =====

            Rent expense for the years ended February 3, 1996, January 28, 1995 and January 29, 1994 was as follows:

                                                                          1996              1995              1994
                                                                          ----              -----             ----
                                                                                         (in thousands)
                      Minimum rentals                                  $ 52,284          $ 53,189          $ 46,012
                      Contingent rentals                                 93,289            90,275            78,694
                                                                        -------           -------           -------
                                                                        145,573           143,464           124,706
                      Less sublease rentals                                 336               409               332
                                                                        -------           -------           -------
                         Net rentals                                   $145,237          $143,055          $124,374
                                                                        =======           =======           =======

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Other Commitments and Contingencies

            The Company has employment agreements with certain of its officers under which it is committed to pay an aggregate of approximately $4.3 million through April, 1998.

            During fiscal 1996, the Company's Board of Directors adopted executive severance agreements which create certain liabilities in the event of the termination of the covered executives within three years following a change of control of the Company or the termination of certain key executives of the Company. The aggregate commitment amount under these executive severance agreements, should all twelve covered employees be terminated, is approximately $1.8 million.

            The Company also has consulting agreements under which it is required to pay an aggregate of approximately $1.2 million through fiscal 2001.

            At February 3, 1996 and January 28, 1995, the Company was contingently liable under letters of credit totalling $18.8 million and $31.8 million, respectively. These letters of credit, which have terms of one month to one year, are used primarily to collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks. No material loss is anticipated due to the non-performance by counterparties to these arrangements.

            On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000, against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan
            Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment has been entered for Maxwell. The Company has appealed the judgment and believes it has substantial legal arguments to justify the judgment being overturned in whole or in part at the appellate level. In the event the Company were not to prevail, however, total damages, including attorney's fees and interest, are estimated to be approximately $11 million.

            A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The discovery phase of the case has concluded, and a trial date will likely be set in the next several months. The Company believes that Ms. Maxwell's recovery against Morse, if any, will be less than her recovery against the Company because the number of allegedly infringing pairs of shoes is substantially less than those involved in the Company's case.

            Morse has filed a breach of contract lawsuit against a former wholesale customer. There can be no assurance of what amount the Company will realize as a result of this lawsuit.

(13)     Stockholders' Equity

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

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

(14)     Principal Licensor

            Sales in licensed departments operated under the Ames license agreement accounted for 9.4%, 9.5% and 11.5% of the Company's net sales in the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

(15)     Segment Information

            The Company is a specialty retailer conducting business through retail stores in two business segments: footwear and apparel.
            Information about operations for each of these segments is summarized as follows:

                                                                                 Year Ended
                                                         --------------------------------------------------------------
                                                         February 3, 1996       January 28, 1995       January 29, 1994
                                                         ----------------       ----------------       ----------------
                                                           (53 weeks)           ($ in thousands)
            Footwear
                  Net sales                                     $757,091               $818,220                $734,827
                  Restructuring costs                            (69,300)                     -                       -
                  Operating profit (loss)                        (51,768)                44,993                  43,382
                  Identifiable assets                            377,530                456,552                 396,958
                  Depreciation and amortization                   20,524                 20,363                  15,075
                  Additions to property, equipment and
                      leasehold improvements                      13,271                 31,298                  13,814

            Apparel
                  Net sales                                     $263,322               $224,759                $184,051
                  Operating profit                                24,814                 26,974                  23,802
                  Identifiable assets                            104,923                 89,111                  65,842
                  Depreciation and amortization                    6,973                  4,130                   2,373
                  Additions to property, equipment and
                      leasehold improvements                      10,461                 11,570                   8,654

            Consolidated
                  Net sales                                   $1,020,413             $1,042,979                $918,878
                  Restructuring costs                            (69,300)                     -                       -
                  Operating profit (loss) before general
                      corporate expense                          (26,954)                71,967                  67,184
                  General corporate expense                      (27,014)               (25,968)                (23,318)
                  Interest expense, net                          (10,457)                (9,100)                 (7,442)

            Earnings (loss) before income taxes                $ (64,425)              $ 36,899                $ 36,424

            Identifiable assets                                 $482,453               $545,663                $462,800
            Corporate assets                                      43,629                 32,955                  39,696

                  Total assets                                  $526,082               $578,618                $502,496
            Depreciation and amortization                       $ 32,428               $ 27,883                $ 21,874
            Additions to property, equipment and
                  leasehold improvements                        $ 28,062               $ 44,514                $ 24,115



                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(16)     Selected Quarterly Financial Data (Unaudited)

                                                           First        Second       Third        Fourth
                                                           Quarter      Quarter      Quarter      Quarter         Total
                                                           -------      -------      -------      -------        -------
                                                                          (In thousands, except per share data)
         Year ended February 3, 1996
              Net sales                                   $231,385     $272,520     $245,255      $271,253     $1,020,413
              Gross profit                                 103,532      120,202      104,600       112,012        440,346
              Net earnings (loss)                         $    638     $  1,397     $(41,328)     $    691     $  (38,602)
                                                           =======      =======     ========       =======      =========
              Earnings (loss) per common share:
                  Primary                                 $    .05     $    .10     $  (2.98)     $    .05     $    (2.79)
                                                           =======      =======      =======       =======      =========
                  Fully diluted                           $    .05     $    .10     $  (2.98)     $    .05     $    (2.79)
                                                           =======      =======      =======       =======      =========

         Year ended January 28, 1995
              Net sales                                   $221,338     $256,336     $262,015      $303,290     $1,042,979
              Gross profit                                  97,219      117,289      119,349       129,387        463,244
              Net earnings                                $  3,197     $  7,134     $  6,592      $  6,693     $   23,616
                                                           =======      =======     ========       =======       ========
              Earnings per common share:
                  Primary                                 $    .23     $    .52     $    .47      $    .49     $     1.71
                                                           =======      =======      =======       =======      =========
                  Fully diluted                           $    .22     $    .43     $    .40      $    .41     $     1.46
                                                           =======      =======      =======       =======      =========


(17)     Advertising Costs

         Advertising costs are charged to expense as incurred. The Company incurred advertising costs of $20.5 million, $20.1 million and $16.5 million in the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

(18)    Supplemental Schedules to Consolidated Statements of Cash Flows

                                                                              1996             1995               1994
                                                                              ----             ----               ----
         Cash paid for interest                                          $ 11,069,341    $   8,765,653       $   6,799,091
         Cash paid for income taxes                                      $  2,039,089    $   4,162,348       $   5,022,668
                                                                          ===========     ============        ============
             Common stock issued in connection
                with the acquisition of Shoe
                Corporation of America (see Note 3)                                                          $     970,704
                                                                                                              ============
         Non-cash financing activities:
             Conversion of subordinated debt (see Note 8)                                                    $   2,707,000
                                                                                                              ============
         Non-cash investing activities:
             Notes receivable (see Notes 4 and 7)                       $      47,000     $     95,000       $     846,000
                                                                         ============      ===========        ============

(19)     Subsequent Event

           On April 19, 1996, the Company announced that it had executed a letter of intent for the sale of its SCOA division to an entity to be formed by Bain Capital along with Dennis B. Tishkoff, SCOA's President, and division management. The transaction is subject to certain conditions, including the negotiation and execution of a definitive purchase agreement. The transaction should result in a positive impact on liquidity, although the Company may incur a one-time restructuring charge should the transaction be consummated. Sales in the Company's SCOA division were $183.6 million for the fiscal year ended February 3, 1996.

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

                               PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

       1,2.The financial statements, notes thereto, and independent auditors' report listed in the Index to Consolidated Financial Statements set forth in Item 8.

       3.  The Exhibits listed in the Exhibit Index.

    (b)  None.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  J. Baker, Inc.
                                                  Registrant)



By/s/Sherman N. Baker                    By/s/Jerry M. Socol
     Sherman N. Baker                      Jerry M. Socol
     Chairman of the Board                 President and Chief
                                           Executive Officer


By/s/Philip G. Rosenberg                 By/s/Alan I. Weinstein
     Philip G. Rosenberg                   Alan I. Weinstein
     First Senior Vice President           Senior Executive Vice President
     and Principal Accounting Officer      and Principal Financial Officer



April 30, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/Sherman N. Baker                      /s/J. Christopher Clifford
Sherman N. Baker, Director               J. Christopher Clifford, Director



/s/Ervin Cruce                            /s/Douglas Kahn
Ervin Cruce, Director                     Douglas Kahn, Director



/s/David Pulver                          /s/Melvin M. Rosenblatt
David Pulver, Director                   Melvin M. Rosenblatt, Director



/s/Nancy Ryan                            /s/Stanley Simon
Nancy Ryan, Director                     Stanley Simon, Director



/s/Jerry M. Socol
Jerry M. Socol, Director


All as of April 30, 1996

                               EXHIBITS

                              Filed with

                     Annual Report on Form 10-K

                                 of

                            J. BAKER, INC.

                         555 Turnpike Street

                          Canton, MA  02021


                 For the Year Ended February 3, 1996

                             EXHIBIT INDEX


Exhibit                                                                                                        Page No.
3.   Articles of Organization and By-Laws

     (.01)  Amended and Restated Articles of Organization of the Company,                                             *
            as filed with the Secretary of the Commonwealth of Massachusetts on September 26, 1990 (filed as Exhibit 3.01 to the Company's
            Form 10-K Report for the year ended February 2, 1991).

     (.02)  By-Laws of the Company, as amended by the Board of Directors                                              *
            on September 11, 1990 (filed as Exhibit 19.01 to the Company's
            Form 10-Q Report for the quarter ended November 3, 1990).

4.   Instruments Defining the Rights of Security Holders, Including Indentures

     (.01)  Senior Notes and Senior Subordinated Notes with Stock Purchase                                            *
            Warrants dated as of May 1, 1989 (filed as Exhibit 4.01 to the
            Company's Form 10-Q Report for the quarter ended July 29, 1989).

     (.02)  Amendment dated as of November 13, 1995 to Senior Subordinated                                            *
            Note Agreement dated May 1, 1989 (filed as Exhibit 4.02 to the
            Company's Form 10-Q Report for the quarter ended October 28, 1995).

     (.03)  Indenture dated as of January 15, 1992 by and between Morse Shoe,                                         *
            Inc. and State Street Bank and Trust Company as Trustee with respect to  Convertible  Subordinated  Debentures due 2002 (filed as
            Exhibit  4.12 to the  Company's  Form 10-K Report for the year ended
            January 30, 1993).

     (.04)  First Supplemental Indenture dated as of January 30, 1993 to                                              *
            the Indenture dated January 15, 1992 under which Convertible
            Subordinated Debentures Due 2002 were issued by Morse Shoe, Inc.
            (filed as Exhibit 4.01 to the Company's Form 10-Q Report for the
            quarter ended May 1, 1993).

     (.05)  Indenture dated as of June 12, 1992 by and between J. Baker, Inc.                                         *
            and The First National Bank of Boston as Trustee with respect to
            7% Convertible Subordinated Notes due 2002 (filed as Exhibit 4.08 to the  Company's  Form 10-Q  Report for the  quarter  ended  August 1,
            1992).

     (.06)  Revolving Credit and Loan Agreement by and among JBI, Inc., J.                                            *
            Baker, Inc. and Fleet National Bank of Massachusetts, et al
            (formerly Shawmut Bank, N.A.), dated as of February 1, 1993
            (filed as Exhibit  4.03 to the  Company's  Form 10-K  Report for the
            year ended January 30, 1993).

     (.07)  Guarantee Agreement dated as of February 1, 1993, between J.                                              *
            Baker, Inc., Fleet National Bank of Massachusetts, et al, and
            subsidiaries of J. Baker, Inc. (filed as Exhibit 4.09 to the
            Company's Form 10-K Report for the year ended January 30, 1993).


*    Incorporated herein by reference
**   Included herein


Exhibit                                                                                                        Page No.


     (.08)  Security Agreement dated as of February 1, 1993, between JBI,                                             *
            Inc., J. Baker, Inc., and Fleet National Bank of Massachusetts,
            et al (filed as Exhibit 4.10 to the  Company's  Form 10-K Report for
            the year ended January 30, 1993).

     (.09)  Stock Pledge Agreement dated as of February 1, 1993 by and                                                *
            between JBI, Inc., J. Baker, Inc., Fleet National Bank of
            Massachusetts, et al, and subsidiaries of J. Baker, Inc.
            (filed as Exhibit 4.11 to the Company's Form 10-K Report
            for the year ended January 30, 1993).

     (.10)  First Amendment and Waiver Agreement by and among JBI, Inc., J.                                           *
            Baker, Inc, and Fleet National Bank of Massachusetts, et al,
            dated  as of  November  19,  1993  (filed  as  Exhibit  4.01  to the
            Company's Form 10-Q Report for the quarter ended October 30, 1993).

     (.11)  Assumption Agreement by Tishkoff Enterprises, Inc. dated as                                               *
            of November 19, 1993 (filed as Exhibit 4.02 to the Company's
            Form 10-Q Report for the quarter ended October 30, 1993).

     (.12)  First Amendment to Pledge Agreement by and among JBI, Inc., J.                                            *
            Baker, Inc. and Fleet National Bank of Massachusetts, et al,
            dated  as of  November  19,  1993  (filed  as  Exhibit  4.03  to the
            Company's Form 10-Q Report for the quarter ended October 30, 1993).

     (.13)  Second Amendment to Pledge Agreement by and among JBI, Inc., J.                                           *
            Baker, Inc. and Fleet National Bank of Massachusetts, et al,
            dated  as of  December  30,  1993  (filed  as  Exhibit  4.14  to the
            Company's Form 10-K Report for the year ended January 29, 1994).

     (.14)  Assumption Agreement by Shoe Corporation of America, Inc. dated as                                        *
            of December 30, 1993 (filed as Exhibit 4.15 to the Company's
            Form 10-K Report for the year ended January 29, 1994).

     (.15)  Second Amendment Agreement to Revolving Credit and Loan Agreement                                         *
            by and among JBI, Inc, J. Baker, Inc. and Fleet National Bank of
            Massachusetts,  et al,  dated as of April 29, 1994 (filed as Exhibit
            4.01 to the  Company's  Form 10-Q Report for the quarter ended April
            30, 1994).

     (.16)  Third Amendment Agreement to Revolving Credit and Loan Agreement                                          *
            by and among JBI, Inc., J. Baker, Inc., and Fleet National Bank of  Massachusetts,  et al,  dated as of  December  1, 1994 (filed as
            Exhibit 4.01 to the Company's Form 10-Q Report for the quarter ended
            October 29, 1994).

     (.17)  Fourth Amendment Agreement to Revolving Credit and Loan Agreement                                         *
            by and among JBI, Inc., J. Baker, Inc. and Fleet National Bank of
            Massachusetts,  et al,  dated as of March 6, 1995  (filed as Exhibit
            4.16 to the  Company's  Form 10-K Report for the year ended  January
            28, 1995).

*    Incorporated herein by reference
**   Included herein



Exhibit                                                                                                        Page No.


     (.18)  Fifth Amendment Agreement to Revolving Credit and Loan Agreement                                          *
            by and among JBI, Inc., J. Baker, Inc. and Fleet National Bank of Massachusetts,  et al, dated as of May 19, 1995 (filed as Exhibit
            4.01 to the  Company's  Form 10-Q Report for the quarter ended April
            29, 1995).

     (.19)  Assumption Agreement between TCMB&T and Fleet National Bank                                               *
            of Massachusetts, et al, dated as of May 19, 1995 (filed as
            Exhibit 4.02 to the Company's Form 10-Q Report for the quarter ended April 29, 1995).

     (.20)  Second Amendment Agreement to Pledge Agreement among JBI, Inc.,                                           *
            J. Baker, Inc. and Fleet National Bank of Massachusetts, et al,
            dated as of May 19,  1995  (filed as Exhibit  4.03 to the  Company's
            Form 10-Q Report for the quarter ended April 29, 1995).

     (.21)  Sixth Amendment Agreement to Revolving Credit and Loan Agreement                                          *
            by and among JBI, Inc., J. Baker, Inc. and Fleet National Bank of
            Massachusetts,  et al,  dated as of  September  12,  1995  (filed as
            Exhibit 4.01 to the Company's Form 10-Q Report for the quarter ended
            July 29, 1995).

     (.22)  Seventh Amendment Agreement to Revolving Credit and Loan                                                  *
            Agreement by and among JBI, Inc., J. Baker, Inc. and Fleet
            National Bank of Massachusetts, et al, dated as of November 17, 1995
            (filed as Exhibit  4.01 to the  Company's  Form 10-Q  Report for the
            quarter ended October 28, 1995).

     (.23)  Shareholder Rights Agreement between J. Baker, Inc. and Fleet                                             *
            National Bank of Massachusetts, dated as of December 15, 1994
            (filed  as  Exhibit  4.01 to the  Company's  Form 8-K  Report  dated
            December 15, 1994).


10.  Material Contracts

     (.01)  License Agreement between Ames Department Stores, Inc., et al and                                         *
            JBI Holding Company, Inc. (filed as Exhibit 10.01 to the Company's
            Form 10-K Report for the year ended January 30, 1988).

     (.02)  Agreement between JBI Holding Company, Inc. and JBI, Inc. re:                                             *
            Assignment of Ames License Agreement (filed as Exhibit 10.02 to the Company's Form 10-K Report for the year ended January 30,
            1988).

     (.03)  Amendment No. 1 dated April 29, 1989 to Agreement between Ames                                            *
            Department Stores, Inc. and JBI Holding Company, Inc. (filed as
            Exhibit  10.04 to the  Company's  Form 10-Q  Report for the  quarter ended April 29, 1989).


*    Incorporated herein by reference
**   Included herein


Exhibit                                                                                                        Page No.


     (.04)  Amendment No. 2 dated December 18, 1992, to Agreement between                                             *
            Ames Department Stores, Inc. and JBI Holding Company, Inc. (filed as  Exhibit  10.04 to the  Company's  Form 10-K  Report for the year ended January 30, 1993).

     (.05)  Guaranty and Indemnity Agreement dated April 28, 1989 between J.                                          *
            Baker, Inc. and Ames Department Stores, Inc. (filed as Exhibit
            10.05 to the Company's  Form 10-Q Report for the quarter ended April
            29, 1989).

     (.06)  Plan of Reorganization of The Casual Male Corporation dated                                               *
            November 1, 1990 as revised November 20, 1990 (filed as Exhibit
            2.01 to the Company's Form 10-Q Report for the quarter ended
            November 3, 1990).

     (.07)  Executive Employment Agreement dated March 25, 1993 between                                               *
            Sherman N. Baker and J. Baker, Inc. (filed as Exhibit 10.01 to the Company's Form 10-Q Report for the quarter ended
            July 31, 1993).

     (.08)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Sherman N.Baker, dated March 31, 1995 (filed as Exhibit 4.10 to the Company's Form 10-K Report for the year ended January
            28, 1995).

     (.09)  Amendment to Employment Agreement between J. Baker, Inc. and                                             **
            Sherman N. Baker, dated March 31, 1996, attached.

     (.10)  Executive Employment Agreement between J. Baker, Inc. and Alan                                            *
            I. Weinstein, dated March 25, 1993 (filed as Exhibit 10.04 to the
            Company's Form 10-Q Report for the quarter ended July 31, 1993).

     (.11)  Amendment to Employment Agreement between J. Baker, Inc. and Alan                                         *
            I. Weinstein, dated April 27, 1994 (filed as Exhibit 10.01 to the
            Company's Form 10-Q Report for the quarter ended July 30, 1994).

     (.12)  Amendment to Employment Agreement between J. Baker, Inc. and Alan                                         *
            I. Weinstein, dated April 25, 1995 (filed as Exhibit 10.01 to the
            Company's Form 10-Q Report for the quarter ended April 29, 1995).

     (.13)  Amendment to Employment Agreement between J. Baker, Inc. and Alan                                        **
            I. Weinstein, dated March 7, 1996, attached.

     (.14)  Amendment to Employment Agreement between J. Baker, Inc. and Alan                                        **
            I. Weinstein, dated April 5, 1996, attached.

     (.15)  Executive Employment Agreement between J. Baker, Inc. and Jerry                                           *
            M. Socol, dated March 25, 1993 (filed as Exhibit 10.11 to the
            Company's Form 10-K Report for the year ended January 29, 1994).


*    Incorporated herein by reference
**   Included herein


Exhibit                                                                                                        Page No.


     (.16)  Amendment to Employment Agreement between J. Baker, Inc. and Jerry                                        *
            M. Socol, dated June 9, 1994 (filed as Exhibit 10.01 to the
            Company's Form 10-Q Report for the quarter ended July 29, 1995).

     (.17)  Amendment to Employment Agreement between J. Baker, Inc. and Jerry                                        *
            M. Socol, dated July 14, 1995 (filed as Exhibit 10.02 to the
            Company's Form 10-Q Report for the quarter ended July 29, 1995).

     (.18)  Amendment to Employment Agreement between J. Baker, Inc. and Jerry                                       **
            M. Socol, dated March 7, 1996, attached.

     (.19)  Amendment to Employment Agreement between J. Baker, Inc. and Jerry                                       **
            M. Socol, dated April 5, 1996, attached.

     (.20)  Executive Employment Agreement between J. Baker, Inc. and Larry I.                                        *
            Kelley, dated March 25, 1993 (filed as Exhibit 10.06 to the
            Company's Form 10-Q Report for the quarter ended July 31, 1993).

     (.21)  Amendment to Employment Agreement between J. Baker, Inc. and Larry                                        *
            I. Kelley, dated April 27, 1994 (filed as Exhibit 10.02 to the
            Company's Form 10-Q Report for the quarter ended July 30, 1994).

     (.22)  Amendment to Employment Agreement between J. Baker, Inc. and Larry                                        *
            I. Kelley, dated May 2, 1995 (filed as Exhibit 10.02 to the
            Company's Form 10-Q Report for the quarter ended April 29, 1995).

     (.23)  Amendment to Employment Agreement between J. Baker, Inc. and Larry                                        *
            I. Kelley, dated November 7, 1995 (filed as Exhibit 10.03 to the
            Company's Form 10-Q Report for the quarter ended October 28, 1995)

     (.24)  Amendment to Employment Agreement between J. Baker, Inc. and Larry                                       **
            I. Kelley, dated April 5, 1996, attached.

     (.25)  Promissory Note of Larry I. Kelley dated June 3, 1991 (filed as                                           *
            Exhibit 10.33 to the Company's Form 10-K Report for the year ended
            February 1, 1992).

     (.26)  Promissory Note of Larry I. Kelley dated February 2, 1993 (filed                                          *
            as Exhibit 10.15 to the Company's Form 10-K Report for the year ended January 29, 1994).

     (.27)  Promissory Note of Larry I. Kelley dated April 30, 1993 (filed as                                         *
            Exhibit 10.16 to the Company's Form 10-K Report for the year ended
            January 29, 1994).

     (.28)  Executive Employment Agreement dated as of November 1, 1993                                               *
            between Stuart M. Needleman and J. Baker, Inc. (filed as Exhibit
            10.03 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 30, 1993).



*    Incorporated herein by reference
**   Included herein


Exhibit                                                                                                        Page No.


     (.29)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Stuart M. Needleman, dated February 13, 1995 (filed as Exhibit
            10.24 to the  Company's  Form 10-K Report for the year ended January
            28, 1995).

     (.30)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Stuart M. Needleman, dated November 10, 1995 (filed as Exhibit
            10.04 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 28, 1995).

     (.31)  Executive Employment Agreement dated as of November 19, 1993                                              *
            between Dennis B. Tishkoff and J. Baker, Inc. (filed as Exhibit
            10.04 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 30, 1993).

     (.32)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Dennis B. Tishkoff, dated February 8, 1995 (filed as Exhibit
            10.26 to the  Company's  Form 10-K Report for the year ended January
            28, 1995).

     (.33)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Dennis B. Tishkoff, dated April 25, 1995 (filed as Exhibit
            10.03 to the Company's  Form 10-Q Report for the quarter ended April
            29, 1995).

     (.34)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Dennis B. Tishkoff, dated November 26, 1995 (filed as Exhibit
            10.05 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 28, 1995).

     (.35)  Executive Employment Agreement between J. Baker, Inc. and James                                           *
            Lee, dated January 26, 1995 (filed as Exhibit 10.27 to the
            Company's Form 10-K Report for the year ended January 28, 1995).

     (.36)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            James D. Lee, dated November 6, 1995 (filed as Exhibit 10.02 to the Company's Form 10-Q Report for the quarter ended
            October 28, 1995).

     (.37)  Forgiveness Loan made by James Lee in favor of Morse Shoe, Inc.,                                          *
            dated August 26, 1994 (filed as Exhibit 10.03 to the Company's
            Form 10-Q Report for the quarter ended July 29, 1995).

     (.38)  Promissory Note made by James Lee in favor of J. Baker, Inc.,                                             *
            dated May 19, 1995 (filed as Exhibit 10.04 to the Company's Form
            10-Q Report for the quarter ended July 29, 1995).

     (.39)  Executive Employment Agreement between J. Baker, Inc. and David                                          **
            A. Levin, dated June 12, 1995, attached.




*    Incorporated herein by reference
**   Included herein






Exhibit                                                                                                        Page No.


     (.40)  Amendment to Employment Agreement between J. Baker, Inc. and                                             **
            David A. Levin, dated April 5, 1996, attached.

     (.41)  Severance Compensation Agreement between J. Baker, Inc. and                                              **
            Philip G. Rosenberg, dated November 1, 1995, attached.

     (.42)  J. Baker, Inc. Amended and Restated 1985 Stock Option Plan (filed                                         *
            as Exhibit 19.02 to the Company's Form 10-Q Report for the quarter ended August 1, 1992).

     (.43)  J. Baker, Inc. 1994 Equity Incentive Plan dated as of March 29,                                           *
            1994 (filed as Exhibit 10.23 to the Company's Form 10-K Report for the year ended January 29, 1994).

     (.44)  J. Baker, Inc. 1992 Directors Stock Option Plan dated as of                                               *
            April 13, 1992 (filed as Exhibit 19.03 to the Company's Form
            10-Q Report for the quarter ended August 1, 1992).

     (.45)  Stock Purchase Agreement by and among J. Baker, Inc. and Tishkoff                                         *
            Enterprises, Inc. and certain stockholders of Tishkoff Enterprises, Inc.
            dated November 19, 1993 (filed as Exhibit 2.01 to the Company's Form
            10-Q Report dated October 30, 1993).

     (.46)  Mortgage and Security Agreement dated as of December 30, 1992 by                                          *
            and between JBI Holding Company, Inc. and Ames Department Stores,
            Inc.,  (filed as Exhibit 10.22 to the Company's Form 10-K Report for the year ended January 30, 1993).

     (.47)  Promissory Note dated as of December 30, 1992 made by Ames                                                *
            Department Stores, Inc. in favor of JBI Holding Company, Inc.
            (filed as Exhibit  4.14 to the  Company's  Form 10-K  Report for the
            year ended January 30, 1993).

     (.48)  Agreement and Plan of Reorganization by and among J. Baker, Inc.,                                         *
            Morse Acquisition, Inc. and Morse Shoe, Inc. dated October 22,
            1992,  as amended by Letter  Amendments  dated  December 7, 1992 and
            December 10, 1992 (filed as Exhibits 2.01-2.03 to the Company's Form
            10-Q Report dated October 31, 1992).

     (.49)  Agreement of Merger among J. Baker, Inc., JBAK Acquisition Corp.                                          *
            and Tishkoff Enterprises, Inc. dated December 3, 1993 (filed as
            Exhibit 10.30 to the  Company's  Form 10-K Report for the year ended
            January 29, 1994).

     (.50)  Agency Agreement by and between Gordon Brothers Partners, Inc.                                            *
            and Morse Shoe, Inc., dated September 22, 1995 (filed as Exhibit
            10.01 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 28, 1995).


*    Incorporated herein by reference
**   Included herein




Exhibit                                                                                                        Page No.


11.         Statement re:  Computation of Primary and Fully Diluted Earnings                                         **
            Per Share, attached.

12.         Statement re:  Computation of Earnings to Fixed Charges, attached.                                       **

22.         Subsidiaries of the Registrant, attached.                                                                **

23.         Consent of KPMG Peat Marwick, attached.                                                                  **

27.         Financial Data Schedule, attached.                                                                       **










*    Incorporated herein by reference
**   Included herein