Form 10-Q
period 1996-05-04
BAKER J INC
filed 1996-06-21
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 4, 1996

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

                            YES   [X]           NO

The number of shares outstanding of the registrant's common stock as of May 4, 1996 was 13,880,352.

                       J. BAKER, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                  May 4, 1996 (unaudited) and February 3, 1996

                                                                                        May 4,              February 3,
        Assets                                                                           1996                  1996
        ------                                                                         --------             -------

Current assets:
    Cash and cash equivalents                                                       $  1,545,371           $  3,287,141
    Accounts receivable:
        Trade, net                                                                    28,303,029             19,514,985
        Other                                                                          3,008,729              3,219,862
                                                                                      ----------             ----------
                                                                                      31,311,758             22,734,847
                                                                                      ----------             ----------

    Merchandise inventories                                                          316,462,108            285,703,289
    Prepaid expenses                                                                   9,754,709              8,600,990
    Income tax receivable                                                                      -              7,236,732
    Deferred income taxes                                                              7,913,078              9,198,000
                                                                                     -----------            -----------
             Total current assets                                                    366,987,024            336,760,999
                                                                                     -----------            -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                25,064,423             25,064,423
    Furniture, fixtures and equipment                                                118,506,277            115,099,770
    Leasehold improvements                                                            45,567,191             43,442,932
                                                                                     -----------            -----------
                                                                                     189,137,891            183,607,125
    Less accumulated depreciation                                                     67,484,325             62,524,262
                                                                                     -----------            -----------
             Net property, plant and equipment                                       121,653,566            121,082,863
                                                                                     -----------            -----------

Deferred income taxes                                                                  6,939,000              6,939,000
Other assets, at cost, less accumulated amortization                                  57,767,325             61,298,880
                                                                                     -----------            -----------
                                                                                    $553,346,915           $526,081,742
                                                                                     ===========            ===========
        Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                               $  1,500,000           $  1,500,000
    Accounts payable                                                                 101,388,982            105,113,721
    Accrued expenses                                                                  17,770,710             25,066,874
                                                                                     -----------            -----------
             Total current liabilities                                               120,659,692            131,680,595
                                                                                     -----------            -----------

Other liabilities                                                                      2,641,438              2,598,026
Long-term debt, net of current portion                                               172,000,000            133,000,000
Senior subordinated debt                                                               2,922,386              4,412,711
Convertible subordinated debt                                                         70,353,000             70,353,000

Stockholders' equity                                                                 184,770,399            184,037,410
                                                                                     -----------            -----------
                                                                                    $553,346,915           $526,081,742
                                                                                     ===========            ===========






See accompanying notes to consolidated financial statements.

                       J. BAKER, INC. AND SUBSIDIARIES
                     Statements of Consolidated Earnings
            For the quarters ended May 4, 1996 and April 29, 1995
                               (Unaudited)


                                                                           May 4, 1996             April 29, 1995
                                                                           -----------             --------------

Sales                                                                     $195,530,209              $231,384,692

Cost of sales                                                              104,909,360               127,852,826
                                                                           -----------               -----------

      Gross profit                                                          90,620,849               103,531,866

Selling, administrative and general expenses                                79,284,091                93,101,690

Depreciation and amortization                                                7,208,503                 6,971,000
                                                                           -----------               -----------

      Operating income                                                       4,128,255                 3,459,176

Net interest expense                                                         2,777,695                 2,422,523
                                                                           -----------               -----------

      Earnings before income taxes                                           1,350,560                 1,036,653

Taxes on earnings                                                              525,000                   399,000
                                                                           -----------               -----------

      Net earnings                                                         $   825,560               $   637,653
                                                                            ==========                ===========

Net earnings per common share:
       Primary                                                             $      0.06               $      0.05
                                                                            ==========                ==========
       Fully diluted                                                       $      0.06               $      0.05
                                                                            ==========                ==========

Number of shares used to compute net earnings per common share:
      Primary                                                               13,874,323                13,845,796
                                                                            ==========                ==========
      Fully diluted                                                         13,941,926                13,968,470
                                                                            ==========                ==========

Dividends declared per share                                               $     0.015               $     0.015
                                                                            ==========                ==========










See accompanying notes to consolidated financial statements.

                     J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the quarters ended May 4, 1996 and April 29, 1995
                                 (Unaudited)

                                                                           May 4, 1996             April 29, 1995
                                                                           -----------             --------------
Cash flows from operating activities:
      Net earnings                                                        $    825,560              $    637,653
      Adjustments to reconcile net earnings to net cash
        used in operating activities:
         Depreciation and amortization:
             Fixed assets                                                    4,960,063                 4,754,000
             Deferred charges, intangible assets and
               deferred financing costs                                      2,258,115                 2,228,968
         Deferred income taxes                                               1,284,922                         -
         Change in:
             Accounts receivable                                            (8,576,911)               (6,085,874)
             Merchandise inventories                                       (30,758,819)              (14,953,060)
             Prepaid expenses                                               (1,153,719)                 (809,786)
             Accounts payable                                               (3,724,739)              (10,273,185)
             Accrued expenses                                               (7,296,164)               (4,500,432)
             Income taxes payable/receivable                                 7,236,732                  (472,357)
             Other liabilities                                                  73,328                     3,905
                                                                           -----------               -----------
                Net cash used in operating
                  activities                                               (34,871,632)              (29,470,168)
                                                                           -----------               -----------

Cash  flows from investing activities: Capital expenditures for:
         Property, plant and equipment                                      (5,530,766)              (11,896,055)
         Other assets                                                         (459,801)               (2,286,769)
      Payments received on notes receivable                                  1,713,000                         -
                                                                           -----------             -------------
                Net cash used in investing activities                       (4,277,567)              (14,182,824)
                                                                           -----------               -----------

Cash flows from financing activities:
      Repayment of senior debt                                              (1,500,000)                        -
      Proceeds from long-term debt                                          39,000,000                40,600,000
      Proceeds from issuance of common stock                                   115,621                    11,903
      Payment of dividends                                                    (208,192)                 (207,700)
                                                                           -----------              ------------
                Net cash provided by financing activities                   37,407,429                40,404,203
                                                                           -----------              ------------

                Net decrease in cash                                        (1,741,770)               (3,248,789)

Cash and cash equivalents at beginning of year                               3,287,141                 4,915,491
                                                                           -----------               -----------

Cash and cash equivalents at end of period                                $  1,545,371              $  1,666,702
                                                                           ===========               ===========

Supplemental disclosure of cash flow information Cash paid (received) for:
      Interest                                                            $  1,528,273              $  1,331,164
      Income taxes                                                             984,192                 1,426,645
      Income taxes refunded                                                 (8,315,483)                        -
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

      Fully diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Included in this calculation is the dilutive effect of stock options and warrants. The common stock issuable under the 7% convertible subordinated notes were not included in the calculation for the quarters ended May 4, 1996 and April 29, 1995 because they were antidilutive.

3] On May 22, 1996, the Company announced that it had agreed with Bain Capital ("Bain") to terminate their letter of intent executed on April 19, 1996 with respect to the proposed sale of the Company's SCOA division to an entity which was to be formed by Bain along with Dennis B. Tishkoff, SCOA's president, and division management. The Company intends to continue its efforts to sell the SCOA division on terms satisfactory to the Company. Sales in the Company's SCOA division were $44.7 million for the quarter ended May 4, 1996.

4] On September 5, 1995, the Company announced its intent to dispose of its Fayva footwear division by the end of fiscal 1996. When the Company acquired Morse in early 1993, it did so primarily for the strategic fit of the Morse and Baker licensed footwear divisions. In addition, the Company believed, at that time, that it could improve the operations of Morse's Fayva division. Fayva's profitability had suffered in the years prior to the Company's acquisition of Morse due, in part, to the financial difficulties of Morse. The Company believed that by bringing additional financial resources to Fayva, along with making divisional management changes, it could restore the division to profitability. However, after operating Fayva for two and one half years, the Company decided to dispose of Fayva due to the continued operating losses generated by the division, along with Fayva's declining market share in an already crowded discount retail footwear industry.

      During the third quarter of fiscal 1996, the Company recorded restructuring charges of $69.3 million ($41.6 million or $3.00 per share on an after tax basis) related to the disposal of Fayva. Such charges include the costs to exit from and dispose of the Fayva division, including the loss on the disposal of inventory, severance payments, the write off of fixed assets and the costs to dispose of store leases. Accrued at May 4, 1996 are costs of $5.2 million, primarily related to lease termination costs, which are expected to be paid by the end of fiscal 1997. As part of its Fayva exit strategy, the Company engaged a third party to maximize the Company's net recovery from the liquidation of the Fayva inventory. All of Fayva's inventory was liquidated by the end of fiscal 1996. The Company also hired a consultant to mitigate the disposition costs of the Fayva store leases. Sales in the Company's Fayva division for the quarter ended April 29, 1995 and fiscal year ended February 3, 1996 were $37.3 million and $106.0 million, respectively.

5] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of the Company's Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the quarter ended May 4, 1996 were $12.2 million.

6] On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code and announced its intention to liquidate its inventory, fixed assets and real estate and to cease operation of its business in all of its 90 stores. During the quarter ended February 3, 1996, the Company participated in Jamesway's going out of business sales and liquidated substantially all of its footwear inventory in the 90 Jamesway stores during the going out of business sales. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Since Jamesway ceased operation of its business, the Company believes that rejection of its license agreement is probable and has asserted a substantial claim for damages. The Company does not expect the closing of the Jamesway stores to have a material adverse effect on future earnings. The Company's sales in the Jamesway chain for the quarter ended April 29, 1995 and fiscal year ended February 3, 1996 were $5.6 million and $24.3 million, respectively.

7] On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment was entered for Maxwell. The Company appealed the judgment. On June 11, 1996, the United States Court of Appeals for the Federal Circuit reversed the trial court's findings in part, affirmed the trial court's findings in part and vacated the award to Maxwell of treble damages, attorney's fees and injunctive relief. The case has been remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court.

      A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The Morse trial was stayed pending the outcome of the J. Baker appeal. In light of the decision of the appeal court, a trial date may be set in the next several months.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                               OF OPERATIONS.


All references herein to fiscal 1997 and fiscal 1996 relate to the years ending February 1, 1997 and February 3, 1996, respectively.

Results of Operations

           First Quarter Fiscal 1997 versus First Quarter Fiscal 1996

      Net sales decreased by $35.9 million to $195.5 million in the first quarter of fiscal 1997 from $231.4 million in the first quarter of fiscal 1996. Sales in the Company's footwear operations decreased by $46.5 million primarily due to a $37.3 million sales decrease in the Company's Fayva division (which is the result of the closing of all 357 Fayva stores in the third quarter of fiscal
1996), a 3.7% decrease in comparable retail footwear store sales (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes stores which were open in corresponding weeks of the two comparison periods), and a decrease in the number of discount licensed shoe departments in operation during the first quarter of fiscal 1997 versus the first quarter of fiscal 1996 (which was due in large part to Jamesway ceasing operations). Sales in the Company's apparel operations increased by $10.6 million primarily due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the first quarter of fiscal 1997 over the first quarter of fiscal 1996 and a 4.9% increase in comparable specialty apparel store sales. (Comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.)

      Cost of sales constituted 53.7% of sales in the first quarter of fiscal 1997 as compared to 55.3% of sales in the first quarter of fiscal 1996. Cost of sales in the Company's footwear operations was 55.1% of sales in the first quarter of fiscal 1997 as compared to 56.6% of sales in the first quarter of fiscal 1996. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales partially offset by a lower initial markup on merchandise purchases. Cost of sales in the Company's apparel operations was 50.6% of sales in the first quarter of fiscal 1997 which was comparable to the 50.7% of sales in the first quarter of fiscal 1996.

      Selling, administrative and general expenses decreased $13.8 million or 14.8% in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 primarily due to the closing of all 357 stores in the Company's Fayva division in the third quarter of fiscal 1996. As a percentage of sales, selling, administrative and general expenses were 40.5% in the first quarter of fiscal 1997 as compared to 40.2% in the first quarter of fiscal 1996 primarily due to the relative increase in sales in the Company's apparel operations, which have higher selling, administrative and general expenses as a percentage of sales than the Company's footwear operations. Selling, administrative and general expenses in the Company's footwear operations were 39.5% of sales in the first quarter of fiscal 1997 as compared to 39.4% of sales in the first quarter of fiscal 1996. This increase was primarily the result of the decline in comparable retail footwear store sales. Selling, administrative and general expenses in the Company's apparel operations were 42.8% of sales in the first quarter of fiscal 1997 as compared to 43.0% in the first quarter of fiscal 1996. This decrease was primarily the result of the increase in comparable apparel store sales.

      Depreciation and amortization expense increased by $238,000 in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 due to an increase in depreciable and amortizable assets. This increase was partially offset by the write-off of furniture, fixtures and leasehold improvements as a result of the closing of the Company's Fayva division in the third quarter of fiscal 1996.

      As a result of the above described effects, the Company's operating income increased by 19.3% to $4.1 million in the first quarter of fiscal 1997 from $3.5 million in the first quarter of fiscal 1996. As a percentage of sales, operating income was 2.1% in the first quarter of fiscal 1997 as compared to 1.5% in the first quarter of fiscal 1996.

      Net interest expense increased $355,000 to $2.8 million in the first quarter of fiscal 1997 from $2.4 million in the first quarter of fiscal 1996 primarily due to higher rates on borrowings.

      Taxes on earnings for the first quarter of fiscal 1997 were $525,000 yielding an effective tax rate of 38.9%, as compared to taxes of $399,000, yielding an effective tax rate of 38.5% in the first quarter of fiscal 1996.

      Net earnings for the first quarter of fiscal 1997 were $826,000 as compared to net earnings of $638,000 in the first quarter of fiscal 1996, an increase of 29.5%.

Financial Condition

                     May 4, 1996 versus February 3, 1996

      The increase in accounts receivable at May 4, 1996 from February 3, 1996 is primarily due to seasonal factors, licensed sales in April being higher than licensed sales in January.

      Merchandise inventories at May 4, 1996 were higher than at February 3, 1996 primarily due to a seasonal increase in the average inventory level per location.

      The decrease in income tax receivable is due to receipt of the estimated federal income tax refund recorded at February 3, 1996 which related to the federal income tax carryback benefits resulting from the disposal of the Fayva division.

      The decrease in other assets is primarily due to the recording of amortization expense and collections on notes receivable in the first quarter of fiscal 1997.

      The ratio of accounts payable to merchandise inventory was 32.0% at May 4, 1996 as compared to 36.8% at February 3, 1996. This decrease is primarily due to seasonal factors. The ratio of accounts payable to merchandise inventory was 31.7% at April 29, 1995.

      Accrued expenses at May 4, 1996 decreased from the balance at February 3, 1996 primarily due to payments of costs related to the disposal of the Fayva division.

      Debt increased $37.5 million to $245.3 million at May 4, 1996 from $207.8 million at February 3, 1996 primarily due to additional borrowings under the Company's revolving line of credit to meet seasonal working capital needs and to fund capital expenditures.

Liquidity and Capital Resources

      The Company currently has a $240 million revolving credit facility on an unsecured basis with Fleet National Bank of Massachusetts, The First National Bank of Boston, NatWest Bank N.A., The Yasuda Trust and Banking Co., Ltd., Bank Hapoalim B.M., National City Bank, Columbus, Standard Chartered Bank and Citizens Savings Bank (the "Banks"). As amended to date, the aggregate commitment amount will be reduced by $10 million on December 29, 1996. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires in June, 1997. Consistent with prior practices, the Company will attempt to extend or renegotiate the revolving credit facility prior to the end of fiscal 1997. As of May 4, 1996, the Company had outstanding obligations under the revolving credit facility of $217.9 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

      Following is a table showing actual and planned store openings by division for fiscal 1997:

                                        Actual Openings                 Planned Openings             Total
                                             First                       Second - Fourth         Actual/Planned
      Division                        Quarter Fiscal 1997              Quarters Fiscal 1997         Openings
      --------                        -------------------              --------------------         --------

      Licensed                               35                                 45                     80
      Parade of Shoes                        42                                  0                     42
      Casual Male                            26                                 18                     44
      Work 'n Gear                            0                                  0                      0

      Offsetting the above actual and planned store openings, the Company closed 64 licensed departments, 3 Casual Male stores, 7 Parade of Shoes stores and 2 Work 'n Gear stores during the first quarter of fiscal 1997. The Company has plans to close approximately an additional 98 licensed departments during the second through fourth quarters of fiscal 1997, 49 of which are due to the termination of the license agreement at the end of the second quarter with Younkers, Inc. ("Younkers"), a licensor of the SCOA division. Also, the Company plans to close approximately 2 Casual Male stores, 4 Parade of Shoes stores and 1 Work 'n Gear store during the second through fourth quarters of fiscal 1997.

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






                                        J. BAKER, INC.





                                   By:/s/Alan I. Weinstein
                                     Alan I. Weinstein
                                     Senior Executive Vice President
                                     and Principal Financial Officer

Date:    Canton, Massachusetts
         June 14, 1996




                                   By:/s/Philip Rosenberg
                                     Philip Rosenberg
                                     First Senior Vice President, Treasurer
                                     and Corporate Controller (Chief Accounting
                                     Officer)

Date:    Canton, Massachusetts
         June 14, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549


                              -------------------


                                    EXHIBITS

                                   Filed with

                         Quarterly Report on Form 10-Q

                                       of

                                 J. BAKER, INC.

                               555 Turnpike Street

                                Canton, MA  02021

                        For the Quarter ended May 4, 1996

                                  EXHIBIT INDEX

Exhibit                                                                         Page No.
- -------                                                                         --------

10.  Material Contracts

     (.01)  Amendment to Employment Agreement between Stuart M. Needleman          *
            and J. Baker, Inc., dated April 5, 1996, attached.

11.  Computation of Primary and Fully Diluted Earnings Per Share, attached.        *

27.  Financial Data Schedule                                                       **


















*        Included herein
** This exhibit has been filed with the Securities and Exchange Commission as part of J. Baker, Inc.'s electronic submission of this Form 10-Q under EDGAR filing requirements. It has not been included herein.