Form 10-Q
period 1996-08-03
BAKER J INC
filed 1996-09-13
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 3, 1996

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

                      YES   X           NO

The number of shares outstanding of the registrant's common stock as of August 3, 1996 was 13,891,947.

                     J. BAKER, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                August 3, 1996 (unaudited) and February 3, 1996

                                                                                       August 3,           February 3,
        Assets                                                                           1996                 1996
                                                                                       ---------            ----------

Current assets:
    Cash and cash equivalents                                                       $  2,510,529          $  3,287,141
    Accounts receivable:
        Trade, net                                                                    25,883,068            19,514,985
        Other                                                                          2,295,402             3,219,862
                                                                                      ----------            ----------
                                                                                      28,178,470            22,734,847
                                                                                      ----------            ----------

    Merchandise inventories                                                          309,979,305           285,703,289
    Prepaid expenses                                                                  11,521,550             8,600,990
    Income tax receivable                                                                      -             7,236,732
    Deferred income taxes                                                              7,677,630             9,198,000
                                                                                     -----------           -----------
             Total current assets                                                    359,867,484           336,760,999
                                                                                     -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                25,064,423            25,064,423
    Furniture, fixtures and equipment                                                122,435,700           115,099,770
    Leasehold improvements                                                            46,557,047            43,442,932
                                                                                     -----------           -----------
                                                                                     194,057,170           183,607,125
    Less accumulated depreciation                                                     72,578,717            62,524,262
                                                                                     -----------           -----------
             Net property, plant and equipment                                       121,478,453           121,082,863
                                                                                     -----------           -----------

Deferred income taxes                                                                  6,939,000             6,939,000
Other assets, at cost, less accumulated amortization                                  55,323,110            61,298,880
                                                                                    ------------          ------------
                                                                                    $543,608,047          $526,081,742
                                                                                     ===========           ===========
        Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                               $  1,500,000          $  1,500,000
    Accounts payable                                                                  95,819,753           105,113,721
    Accrued expenses                                                                  14,210,468            25,066,874
                                                                                     -----------           -----------
             Total current liabilities                                               111,530,221           131,680,595
                                                                                     -----------           -----------

Other liabilities                                                                      2,649,752             2,598,026
Long-term debt, net of current portion                                               170,000,000           133,000,000
Senior subordinated debt                                                               2,932,061             4,412,711
Convertible subordinated debt                                                         70,353,000            70,353,000

Stockholders' equity                                                                 186,143,013           184,037,410
                                                                                     -----------           -----------
                                                                                    $543,608,047          $526,081,742
                                                                                     ===========           ===========


See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated  Statements  of  Earnings
              For the  quarters ended August 3, 1996 and July 29, 1995
                                    (Unaudited)


                                                                        August 3, 1996             July 29, 1995
                                                                        --------------             -------------

Sales                                                                     $231,805,391              $272,520,039

Cost of sales                                                              130,378,579               152,317,734
                                                                           -----------               -----------

      Gross profit                                                         101,426,812               120,202,305

Selling, administrative and general expenses                                88,310,932               107,353,920

Depreciation and amortization                                                7,454,120                 7,713,000
                                                                           -----------               -----------

      Operating income                                                       5,661,760                 5,135,385

Net interest expense                                                         3,224,038                 2,864,173
                                                                           -----------               -----------

      Earnings before income taxes                                           2,437,722                 2,271,212

Taxes on earnings                                                              952,000                   874,000
                                                                           -----------               -----------

      Net earnings                                                        $  1,485,722              $  1,397,212
                                                                           ===========               ===========

Net earnings per common share:
       Primary                                                            $       0.11              $       0.10
                                                                           ===========               ===========
       Fully diluted                                                      $       0.11              $       0.10
                                                                           ===========               ===========
Number of shares used to compute net earnings per common share:
      Primary                                                               13,891,265                13,847,954
                                                                           ===========               ===========
      Fully diluted                                                         13,928,732                13,932,754
                                                                           ===========               ===========

Dividends declared per share                                              $      0.015              $      0.015
                                                                           ===========               ===========



See accompanying notes to consolidated financial statements.

                           J. BAKER, INC. AND SUBSIDIARIES
                          Consolidated Statements of Earnings
                 For the six months ended August 3, 1996 and July 29, 1995
                                   (Unaudited)


                                                                        August 3, 1996              July 29, 1995
                                                                        --------------              -------------

Sales                                                                     $427,335,600              $503,904,731

Cost of sales                                                              235,287,939               280,170,560
                                                                           -----------               -----------

      Gross profit                                                         192,047,661               223,734,171

Selling, administrative and general expenses                               167,595,023               200,455,610

Depreciation and amortization                                               14,662,623                14,684,000
                                                                           -----------               -----------

      Operating income                                                       9,790,015                 8,594,561

Net interest expense                                                         6,001,733                 5,286,696
                                                                           -----------               -----------

      Earnings before income taxes                                           3,788,282                 3,307,865

Taxes on earnings                                                            1,477,000                 1,273,000
                                                                           -----------               -----------

      Net earnings                                                        $  2,311,282              $  2,034,865
                                                                           ===========               ===========
Net earnings per common share:
       Primary                                                            $       0.17              $       0.15
                                                                           ===========               ===========
       Fully diluted                                                      $       0.17              $       0.15
                                                                           ===========               ===========

Number of shares used to compute net earnings per common share:
      Primary                                                               13,882,729                13,846,875
                                                                           ===========               ===========
      Fully diluted                                                         13,903,376                13,945,852
                                                                           ===========               ===========

Dividends declared per share                                              $      0.030              $      0.030
                                                                           ===========               ===========

See accompanying notes to consolidated financial statements.

                           J. BAKER, INC. AND SUBSIDIARIES
                         Consolidated  Statements  of  Cash  Flows
                 For  the six months ended August 3, 1996 and July 29, 1995
                                    (Unaudited)

                                                                        August 3, 1996              July 29, 1995
                                                                        --------------              --------------
Cash flows from operating activities:
      Net earnings                                                        $  2,311,282              $  2,034,865
      Adjustments to reconcile net earnings to net cash
        used in operating activities:
         Depreciation and amortization:
             Fixed assets                                                   10,054,455                10,176,000
             Deferred charges, intangible assets and
               deferred financing costs                                      4,627,518                 4,531,937
         Deferred income taxes                                               1,520,370                         -
         Change in:
             Accounts receivable                                            (5,443,623)               (2,467,552)
             Merchandise inventories                                       (24,276,016)              (22,395,765)
             Prepaid expenses                                               (4,035,130)               (1,898,990)
             Accounts payable                                               (9,293,968)               (5,322,624)
             Accrued expenses                                              (10,856,406)               (4,136,013)
             Income taxes payable/receivable                                 7,236,732                  (879,971)
             Other liabilities                                                 111,558                (2,086,561)
                                                                            ----------                ----------
                Net cash used in operating
                  activities                                               (28,043,228)              (22,444,674)
                                                                           -----------               -----------

Cash  flows from investing activities:
      Capital expenditures for:
         Property, plant and equipment                                     (10,450,045)              (17,339,764)
         Other assets                                                          (15,660)               (3,290,879)
      Payments received on notes receivable                                  2,438,000                 1,450,000
                                                                            ----------               -----------
                Net cash used in investing activities                       (8,027,705)              (19,180,643)
                                                                            ----------               -----------

Cash flows from financing activities:
      Proceeds from long-term debt                                          37,000,000                40,400,000
      Repayment of senior subordinated debt                                 (1,500,000)               (1,500,000)
      Proceeds from issuance of common stock                                   210,887                    86,228
      Payment of dividends                                                    (416,566)                 (415,422)
                                                                            ----------                ----------
                Net cash provided by financing activities                   35,294,321                38,570,806
                                                                            ----------                ----------

                Net decrease in cash                                          (776,612)               (3,054,511)
                                                                            ----------                ----------

Cash and cash equivalents at beginning of year                               3,287,141                 4,915,491
                                                                            ----------                ----------

Cash and cash equivalents at end of period                                $  2,510,529              $  1,860,980
                                                                           ===========               ===========

Supplemental disclosure of cash flow information
    Cash paid (received) for:
      Interest                                                            $  5,888,750              $  5,729,970
      Income taxes                                                           2,997,370                 2,152,971
      Income taxes refunded                                                 (8,315,483)                        -
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

      Fully diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Included in this calculation is the dilutive effect of stock options and warrants. The common stock issuable under the 7% convertible subordinated notes were not included in the calculation for the quarter and six months ended August 3, 1996 and July 29, 1995 because they were antidilutive.

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

      During the third quarter of fiscal 1996, the Company recorded restructuring charges of $69.3 million ($41.6 million or $3.00 per share on an after tax basis) related to the disposal of Fayva. Such charges include the costs to exit from and dispose of the Fayva division, including the loss on the disposal of inventory, severance payments, the write off of fixed assets and the costs to dispose of store leases. Accrued at August 3, 1996 are costs of $2.2 million, primarily related to lease termination costs, which are expected to be paid by the end of fiscal 1997. As part of its Fayva exit strategy, the Company engaged a third party to maximize the Company's net recovery from the liquidation of the Fayva inventory. All of Fayva's inventory was liquidated by the end of fiscal 1996. The Company also hired a consultant to mitigate the disposition costs of the Fayva store leases. Sales in the Company's Fayva division for the quarter and six months ended July 29, 1995 and fiscal year ended February 3, 1996 were $44.0 million, $81.3 million and $106.0 million, respectively.

4] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of the Company's Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the quarter and six months ended August 3, 1996 were $16.6 million and $28.8 million, respectively.

5] On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code and announced its intention to liquidate its inventory, fixed assets and real estate and to cease operation of its business in all of its 90 stores. During the quarter ended February 3, 1996, the Company participated in Jamesway's going out of business sales and liquidated substantially all of its footwear inventory in the 90 Jamesway stores during the going out of business sales. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Since Jamesway ceased operation of its business, the Company believes that rejection of its license agreement is probable and has asserted a substantial claim for damages. The Company does not expect the closing of the Jamesway stores to have a material adverse effect on future earnings. The Company's sales in the Jamesway chain for the quarter and six months ended July 29, 1995 and fiscal year ended February 3, 1996 were $7.1 million, $12.7 million and $24.3 million, respectively.

6] On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment was entered for Maxwell. The Company appealed the judgment. On June 11, 1996, the United States Court of Appeals for the Federal Circuit reversed the trial court's findings in part, affirmed the trial court's findings in part and vacated the award to Maxwell of treble damages, attorney's fees and injunctive relief. Maxwell subsequently requested a rehearing in banc of the matter which request was denied by order of the Court dated August 28, 1996. The case has been remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court.

      A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The Morse trial was stayed pending the outcome of the J. Baker appeal. In light of the decision of the appellate court, a trial date may be set in the next several months.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS.


All references herein to fiscal 1997 and fiscal 1996 relate to the years ending February 1, 1997 and February 3, 1996, respectively.


Results of Operations

          First Six Months Fiscal 1997 versus First Six Months Fiscal 1996

      Net sales decreased by $76.6 million to $427.3 million in the first six months of fiscal 1997 from $503.9 million in the first six months of fiscal 1996. Sales in the Company's footwear operations decreased by $94.8 million to $300.0 million from $394.8 million primarily due to an $81.3 million sales decrease in the Company's Fayva division (which is the result of the closing of all 357 Fayva stores in the third quarter of fiscal 1996), a 2.1% decrease in comparable footwear store sales (comparable footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes stores which were open in corresponding weeks of the two comparison periods), and a decrease in the number of discount licensed shoe departments in operation during the first six months of fiscal 1997 versus the first six months of fiscal 1996 (which was due in large part to Jamesway ceasing operations). Sales in the Company's apparel operations increased by $18.2 million to $127.3 million from $109.1 million primarily due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the first six months of fiscal 1997 over the first six months of fiscal 1996 and a 2.2% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods).

      Cost of sales constituted 55.1% of sales in the first six months of fiscal 1997 as compared to 55.6% of sales in the first six months of fiscal 1996. Cost of sales in the Company's footwear operations was 56.9% of sales in the first six months of fiscal 1997 as compared to 57.0% of sales in the first six months of fiscal 1996. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases in the Company's continuing footwear operations, partially offset by the closing of the Company's Fayva division in the third quarter of fiscal 1996, which had lower cost of sales as a percentage of sales than the Company's continuing footwear operations. Cost of sales in the Company's apparel operations was 50.8% of sales in the first six months of fiscal 1997 as compared to 50.7% of sales in the first six months of fiscal 1996 primarily due to a lower initial markup on merchandise purchases partially offset by lower markdowns as a percentage of sales.

      Selling, administrative and general expenses decreased $32.9 million or 16.4% in the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 primarily due to the closing of the Company's Fayva division in the third quarter of fiscal 1996. As a percentage of sales, selling, administrative and general expenses were 39.2% in the first six months of fiscal 1997 as compared to 39.8% in the first six months of fiscal 1996. Selling, administrative and general expenses in the Company's footwear operations were 37.4% of sales in the first six months of fiscal 1997 as compared to 38.7% of sales in the first six months of fiscal 1996. This decrease was primarily the result of the closing of the Company's Fayva division, which had higher selling, administrative and general expenses as a percentage of sales than the Company's continuing footwear operations, partially offset by the decline in comparable footwear store sales. Selling, administrative and general expenses in the Company's apparel operations were 43.5% of sales in the first six months of fiscal 1997 as compared to 43.7% of sales in the first six months of fiscal 1996. This decrease was primarily the result of the increase in comparable apparel store sales.

      Depreciation and amortization expense decreased by $21,000 in the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 primarily due to net depreciable and amortizable assets remaining consistent as a result of capital expenditures being offset by the write-off of furniture, fixtures and leasehold improvements as a result of the closing of the Company's Fayva division in the third quarter of fiscal 1996.

      As a result of the above described effects, the Company's operating income increased by 13.9% to $9.8 million in the first six months of fiscal 1997 from $8.6 million in the first six months of fiscal 1996. As a percentage of sales, operating income was 2.3% in the first six months of fiscal 1997 as compared to 1.7% in the first six months of fiscal 1996.

      Net interest expense increased $715,000 to $6.0 million in the first six months of fiscal 1997 from $5.3 million in the first six months of fiscal 1996 primarily due to higher levels of borrowings and higher interest rates.

      Taxes on earnings for the first six months of fiscal 1997 were $1.5 million, yielding an effective tax rate of 39.0%, as compared to taxes of $1.3 million, yielding an effective tax rate of 38.5% in the first six months of fiscal 1996.

      Net earnings for the first six months of fiscal 1997 were $2.3 million as compared to net earnings of $2.0 million in the first six months of 1996, an increase of 13.6%.

            Second Quarter Fiscal 1997 versus Second Quarter Fiscal 1996

      Net sales decreased by $40.7 million to $231.8 million in the second quarter of fiscal 1997 from $272.5 million in the second quarter of fiscal 1996. Sales in the Company's footwear operations decreased by $48.3 million to $166.8 million from $215.1 million primarily due to a $44.0 million sales decrease in the Company's Fayva division (which is the result of the aforementioned closing of all 357 Fayva stores in the third quarter of fiscal 1996), a decrease in the number of discount licensed shoe departments in operation during the second quarter of fiscal 1997 versus the second quarter of fiscal 1996 (which was due in large part to Jamesway ceasing operations) and a 0.8% decrease in comparable footwear store sales. Sales in the Company's apparel operations increased by $7.6 million to $65.0 million from $57.4 million primarily due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the second quarter of fiscal 1997 over the second quarter of fiscal 1996 coupled with a 0.2% increase in comparable apparel store sales.

      Cost of sales constituted 56.2% of sales in the second quarter of fiscal 1997 as compared to 55.9% of sales in the second quarter of fiscal 1996. Cost of sales in the Company's footwear operations was 58.3% of sales in the second quarter of fiscal 1997 as compared to 57.3% of sales in the second quarter of fiscal 1996. The increase in such percentage was primarily attributable to the closing of the Company's Fayva division in the third quarter of fiscal 1996, which had lower cost of sales as a percentage of sales than the Company's continuing footwear operations, partially offset by lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases in the Company's continuing footwear operations. Cost of sales in the Company's apparel operations was 51.0% of sales in the second quarter of fiscal 1997 as compared to 50.6% of sales in the second quarter of fiscal 1996. The increase in such percentage was primarily attributable to an increase in markdowns as a percentage of sales partially offset by a higher initial markup on merchandise purchases.

      Selling, administrative and general expenses decreased $19.0 million or 17.7% in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 primarily due to the closing of the Company's Fayva division in the third quarter of fiscal 1996. As a percentage of sales, selling, administrative and general expenses were 38.1% in the second quarter of fiscal 1997 as compared to 39.4% in the second quarter of fiscal 1996. Selling, administrative and general expenses in the Company's footwear operations were 35.7% of sales in the second quarter of fiscal 1997 as compared to 38.1% of sales in the second quarter of fiscal 1996. This decrease was primarily the result of the closing of the Company's Fayva division, which had higher selling, administrative and general expenses as a percentage of sales than the Company's continuing footwear operations. Selling, administrative and general expenses in the Company's apparel operations were 44.2% of sales in the second quarter of fiscal 1997 which was comparable to the 44.2% of sales in the second quarter of fiscal 1996.

      Depreciation and amortization expense decreased by $259,000 in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 primarily due to net depreciable assets remaining consistent as a result of capital expenditures being offset by the write-off of furniture, fixtures and leasehold improvements as a result of the closing of the Company's Fayva division in the third quarter of fiscal 1996.

      As a result of the above described effects, the Company's operating income increased by 10.2% to $5.7 million in the second quarter of fiscal 1997 from $5.1 million in the second quarter of fiscal 1996. As a percentage of sales, operating income was 2.4% in the second quarter of fiscal 1997 as compared to 1.9% in the second quarter of fiscal 1996.

      Net interest expense increased $360,000 to $3.2 million in the second quarter of fiscal 1997 from $2.9 million in the second quarter of fiscal 1996 primarily due to higher levels of borrowings and higher interest rates.

      Taxes on earnings for the second quarter of fiscal 1997 were $952,000, yielding an effective tax rate of 39.1%, as compared to taxes of $874,000, yielding an effective tax rate of 38.5% in the second quarter of fiscal 1996.

      Net earnings for the second quarter of fiscal 1997 were $1.5 million as compared to net earnings of $1.4 million in the second quarter of fiscal 1996, an increase of 6.3%.


Financial Condition

                   August 3, 1996 versus February 3, 1996

      The increase in accounts receivable at August 3, 1996 from February 3, 1996 is primarily due to seasonal factors, licensed sales in July being higher than licensed sales in January.

      Merchandise inventories at August 3, 1996 were higher than at February 3, 1996 primarily due to a seasonal increase in the average inventory level per location.

      The decrease in income tax receivable is due to receipt of the estimated federal income tax refund recorded at February 3, 1996 which related to the federal income tax carryback benefits resulting from the disposal of the Fayva division.

      The decrease in other assets is primarily due to the recording of amortization expense and collections on notes receivable in the first and second quarters of fiscal 1997.

      The ratio of accounts payable to merchandise inventory decreased to 30.9% at August 3, 1996 as compared to 36.8% at February 3, 1996 primarily due to seasonal factors and the Company's decision to reduce the average financing terms of its foreign purchases.

      Accrued expenses at August 3, 1996 decreased from the balance at February 3, 1996 primarily due to payments of costs related to the disposal of the Fayva division.

      Debt increased $35.5 million to $243.3 million at August 3, 1996 from $207.8 million at February 3, 1996 primarily due to additional borrowings under the Company's revolving line of credit to meet seasonal working capital needs and to fund capital expenditures.


Liquidity and Capital Resources

      The Company currently has a $240 million revolving credit facility on an unsecured basis with Fleet National Bank, The First National Bank of Boston, The Yasuda Trust and Banking Co., Ltd., Bank Hapoalim B.M., National City Bank, Columbus, Standard Chartered Bank and Citizens Savings Bank (the "Banks"). As amended to date, the aggregate commitment amount will be reduced by $15 million on November 30, 1996. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires in December, 1997. As of August 3, 1996, the Company had outstanding obligations under the revolving credit facility of $214.7 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

      Following is a table showing actual and planned store openings by division for fiscal 1997:

                                        Actual Openings                 Planned Openings             Total
                                         First - Second                  Third - Fourth          Actual/Planned
      Division                        Quarter Fiscal 1997              Quarters Fiscal 1997         Openings
      ---------                       --------------------             --------------------      --------------

      Licensed                               52                                 38                     90
      Parade of Shoes                        42                                  0                     42
      Casual Male                            27                                 18                     45
      Work 'n Gear                            0                                  0                      0

      Offsetting the above actual and planned store openings, the Company closed 159 licensed departments, 10 Parade of Shoes stores, 5 Casual Male stores and 3 Work 'n Gear stores during the first and second quarters of fiscal 1997. The Company has plans to close approximately an additional 26 licensed departments, 1 Parade of Shoes store and 1 Casual Male store during the third and fourth quarters of fiscal 1997.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment was entered for Maxwell. The Company appealed the judgment. On June 11, 1996, the United States
         Court of Appeals for the Federal Circuit reversed the trial court's findings in part, affirmed the trial court's findings in part and vacated the award to Maxwell of treble damages, attorney's fees and injunctive relief. Maxwell subsequently requested a rehearing in banc of the matter which request was denied by order of the Court dated August 28, 1996. The case has been remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court.

         A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The Morse trial was stayed pending the outcome of the J. Baker appeal. In light of the decision of the appellate court, a trial date may be set in the next several months.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The registrant's annual meeting of stockholders was held on June 5, 1996 (the "Meeting").

    (b) Messrs. Sherman N. Baker, Ervin D. Cruce and Melvin M. Rosenblatt were elected Class I directors at the Meeting for a three year term. The term of office for the following directors continued after the
         Meeting: J. Christopher Clifford, Nancy Ryan, Douglas J. Kahn, David Pulver, Stanley Simon and Jerry M. Socol.

    (c) The stockholders voted on the election of three Class I directors, and the ratification of the selection of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending February 1, 1997.

         The following votes were cast at the Meeting with respect to each nominee for Class I director:

                                                Total vote for            Total vote withheld
                                                each director             from each director
                                                ---------------           --------------------

             Sherman N. Baker                      10,579,706                    201,430
             Ervin D. Cruce                        10,746,867                     34,269
             Melvin M. Rosenblatt                  10,746,585                     34,551

         The following votes were cast at the Meeting with respect to the ratification of auditors:

                             For:                          10,757,194
                             Against:                          10,124
                             Abstain:                          13,818

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






                                             J. BAKER, INC.





                                       By:/s/Alan I. Weinstein
                                          ---------------------
                                       Alan I. Weinstein
                                       Senior Executive Vice President
                                       and Principal Financial Officer

Date:    Canton, Massachusetts
         September 13, 1996




                                        By:/s/Philip Rosenberg
                                          ----------------------
                                        Philip Rosenberg
                                        First Senior Vice President, Treasurer
                                        and Corporate Controller (Chief
                                        Accounting Officer)

Date:    Canton, Massachusetts
         September 13, 1996

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

                   For the Quarter ended August 3, 1996

                                 EXHIBIT INDEX

Exhibit                                                                                                   Page No.

4.   Instruments Defining the Rights of Security Holders, Including Indentures

     (.01)  Eighth Amendment to Revolving Credit and Loan Agreement by and                                    *
            among JBI, Inc., J. Baker, Inc, and Fleet National Bank, et al,
            dated as of June 21, 1996, attached.


10.  Material Contracts

     (.01)  Amendment to Employment Agreement between J. Baker, Inc. and                                      *
            Larry I. Kelley dated June 5, 1996, attached.

     (.02)  Promissory Note of Larry I. Kelley in favor of J. Baker, Inc.,                                    *
            dated August 23, 1996, attached.

     (.03)  Performance Share Award granted to Jerry M. Socol, dated March 26,                                *
            1996, attached.

     (.04)  Performance Share Award granted to Alan I. Weinstein, dated                                       *
            March 26, 1996, attached.

     (.05)  Performance Share Award granted to Larry I. Kelley, dated June 5,                                 *
            1996, attached.

     (.06)  Mortgage, Assignment of Leases and Rents and Security Agreement                                   *
            from Morse Shoe, Inc. to Fleet National Bank, dated as of June 21,
            1996, attached.

     (.07)  Mortgage, Assignment of Leases and Rents and Security Agreement                                   *
            from JBI, Inc. to Fleet National Bank, dated as of June 21,
            1996, attached.

     (.08)  See Exhibit 4.01.






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