Form 10-Q
period 1996-11-02
BAKER J INC
filed 1996-12-12
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended November 2, 1996

                                                        OR

  [    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________


                        Commission file Number 0-14681

                                J. BAKER, INC.
              (Exact name of registrant as specified in its charter)

Massachusetts                                   04-2866591
State of Incorporation)            (I.R.S. Employer Identification Number)
               555 Turnpike Street, Canton, Massachusetts  02021
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

                            YES  [ X ]          NO

The number of shares outstanding of the registrant's common stock as of November 2, 1996 was 13,892,010.

                      J. BAKER, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
              November 2, 1996 (unaudited) and February 3, 1996

                                                                                    November 2,           February 3,
        Assets                                                                         1996                   1996
                                                                                    ----------            -----------
Current assets:
    Cash and cash equivalents                                                       $  2,298,981          $  3,287,141
    Accounts receivable:
        Trade, net                                                                    30,399,523            19,514,985
        Other                                                                          2,524,726             3,219,862
                                                                                     -----------           -----------
                                                                                      32,924,249            22,734,847
                                                                                     -----------           -----------

    Merchandise inventories                                                          319,134,625           285,703,289
    Prepaid expenses                                                                  10,874,458             8,600,990
    Income tax receivable                                                                      -             7,236,732
    Deferred income taxes                                                              6,949,350             9,198,000
                                                                                     -----------           -----------
             Total current assets                                                    372,181,663           336,760,999
                                                                                     -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                25,064,423            25,064,423
    Furniture, fixtures and equipment                                                124,520,204           115,099,770
    Leasehold improvements                                                            47,382,680            43,442,932
                                                                                     -----------           -----------
                                                                                     196,967,307           183,607,125
    Less accumulated depreciation                                                     77,739,566            62,524,262
                                                                                     -----------           -----------
             Net property, plant and equipment                                       119,227,741           121,082,863
                                                                                     -----------           -----------

Deferred income taxes                                                                  6,939,000             6,939,000
Other assets, at cost, less accumulated amortization                                  53,553,855            61,298,880
                                                                                     -----------           -----------
                                                                                    $551,902,259          $526,081,742
                                                                                     ===========           ===========
        Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                               $  1,500,000          $  1,500,000
    Accounts payable                                                                  92,497,995           105,113,721
    Accrued expenses                                                                  13,968,446            25,066,874
                                                                                     -----------           -----------
             Total current liabilities                                               107,966,441           131,680,595
                                                                                     -----------           -----------

Other liabilities                                                                      1,785,893             2,598,026
Long-term debt, net of current portion                                               181,500,000           133,000,000
Senior subordinated debt                                                               2,941,736             4,412,711
Convertible subordinated debt                                                         70,353,000            70,353,000

Stockholders' equity                                                                 187,355,189           184,037,410
                                                                                     -----------           -----------
                                                                                    $551,902,259          $526,081,742
                                                                                     ===========           ===========

See accompanying notes to consolidated financial statements.

                     J. BAKER, INC. AND SUBSIDIARIES
                   Consolidated  Statements of Earnings
           For the  quarters  ended  November  2,  1996  and
                          October 28, 1995
                            (Unaudited)

                                                                          Quarter                    Quarter
                                                                           Ended                      Ended
                                                                      November 2, 1996          October 28, 1995
                                                                      ----------------          ----------------

Sales                                                                     $222,763,576              $245,255,488

Cost of sales                                                              126,579,222               140,655,165
                                                                           -----------               -----------

      Gross profit                                                          96,184,354               104,600,323

Selling, administrative and general expenses                                83,321,536                93,583,557

Depreciation and amortization                                                7,513,198                 7,826,000

Restructuring charges                                                                -                69,300,000
                                                                           -----------               -----------

      Operating income (loss)                                                5,349,620               (66,109,234)

Net interest expense                                                         3,025,257                 2,748,348
                                                                           -----------               -----------

      Earnings (loss) before income taxes                                    2,324,363               (68,857,582)

Income tax expense (benefit)                                                   906,000               (27,530,000)
                                                                           -----------               -----------

      Net earnings (loss)                                                 $  1,418,363              $(41,327,582)
                                                                           ===========               ===========

Net earnings (loss) per common share:
       Primary                                                            $       0.10              $      (2.98)
                                                                           ===========               ===========
       Fully diluted                                                      $       0.10              $      (2.98)
                                                                           ===========               ===========

Number of shares used to compute net earnings (loss) per
   common share:
      Primary                                                               13,892,318                13,865,879
                                                                           ===========               ===========
      Fully diluted                                                         13,898,704                13,898,865
                                                                           ===========               ===========

Dividends declared per share                                              $      0.015              $      0.015
                                                                           ===========               ===========



See accompanying notes to consolidated financial statements.

                  J. BAKER, INC. AND SUBSIDIARIES
                Consolidated  Statements of Earnings
          For the nine  months  ended  November  2,  1996 and
                        October 28, 1995
                         (Unaudited)

                                                                        Nine Months                Nine Months
                                                                           Ended                      Ended
                                                                      November 2, 1996           October 28, 1995
                                                                      ----------------           ----------------

Sales                                                                    $650,099,176             $749,160,219

Cost of sales                                                             361,867,161              420,825,725
                                                                          -----------              -----------

      Gross profit                                                        288,232,015              328,334,494

Selling, administrative and general expenses                              250,916,559              294,039,167

Depreciation and amortization                                              22,175,821               22,510,000

Restructuring charges                                                               -               69,300,000
                                                                          -----------              -----------

      Operating income (loss)                                              15,139,635              (57,514,673)

Net interest expense                                                        9,026,990                8,035,044
                                                                          -----------              -----------

      Earnings (loss) before income taxes                                   6,112,645              (65,549,717)

Income tax expense (benefit)                                                2,383,000              (26,257,000)
                                                                          -----------              -----------

      Net earnings (loss)                                                $  3,729,645             $(39,292,717)
                                                                          ===========              ===========

Net earnings (loss) per common share:
      Primary                                                            $       0.27             $      (2.84)
                                                                          ===========              ===========
       Fully diluted                                                     $       0.27             $      (2.84)
                                                                          ===========              ===========

Number of shares used to compute net earnings (loss) per
   common share:
      Primary                                                              13,885,926               13,853,211
                                                                          ===========              ===========
      Fully diluted                                                        13,900,010               13,925,488
                                                                          ===========              ===========

Dividends declared per share                                             $      0.045             $      0.045
                                                                          ===========              ===========


See accompanying notes to consolidated financial statements.

                     J. BAKER, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            For the nine  months  ended  November  2,  1996 and
                         October 28, 1995
                            (Unaudited)

                                                                       November 2, 1996           October 28, 1995
                                                                       ----------------           ----------------
Cash flows from operating activities:
      Net earnings (loss)                                                 $  3,729,645              $(39,292,717)
      Adjustments to reconcile net earnings (loss) to cash
        used in operating activities:
         Depreciation and amortization:
             Fixed assets                                                   15,215,304                15,809,000
             Deferred charges, intangible assets and
               deferred financing costs                                      6,989,542                 6,736,906
         Deferred income taxes                                               2,248,650               (17,800,000)
         Loss on disposal of Fayva assets                                            -                30,845,328
         Change in:
             Accounts receivable                                           (10,189,402)              (10,929,494)
             Merchandise inventories                                       (33,431,336)               (4,141,147)
             Prepaid expenses                                               (3,704,513)               (1,900,518)
             Accounts payable                                              (12,615,726)                4,082,041
             Accrued expenses                                              (11,098,428)               25,701,368
             Income taxes payable/receivable                                 7,236,732               (10,782,048)
             Other liabilities                                                (722,385)               (2,255,562)
                                                                           -----------               -----------
                Net cash used in operating
                  activities                                               (36,341,917)               (3,926,843)
                                                                           -----------               -----------

Cash  flows from investing activities:
      Capital expenditures for:
         Property, plant and equipment                                     (13,360,182)              (21,608,410)
         Other assets                                                       (1,037,195)               (3,624,685)
      Payments received on notes receivable                                  3,163,000                 2,175,000
                                                                           -----------               -----------
                Net cash used in investing activities                      (11,234,377)              (23,058,095)
                                                                           -----------               -----------

Cash flows from financing activities:
      Proceeds from long-term debt                                          48,500,000                26,700,000
      Repayment of senior subordinated debt                                 (1,500,000)               (1,500,000)
      Proceeds from issuance of common stock                                   213,081                   153,269
      Payment of dividends                                                    (624,947)                 (623,492)
                                                                           -----------               -----------
                Net cash provided by financing activities                   46,588,134                24,729,777
                                                                           -----------               -----------

                Net decrease in cash                                          (988,160)               (2,255,161)

Cash and cash equivalents at beginning of year                               3,287,141                 4,915,491
                                                                           -----------               -----------

Cash and cash equivalents at end of period                                $  2,298,981              $  2,660,330
                                                                           ===========               ===========

Supplemental disclosure of cash flow information Cash paid
   (received) for:
      Interest                                                            $  7,728,559              $  6,742,493
      Income taxes                                                           4,631,650                 2,325,048
      Income taxes refunded                                                 (8,315,483)                        -
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

      Fully diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Included in this calculation is the dilutive effect of stock options and warrants. The common stock issuable under the 7% convertible subordinated notes was not included in the calculation for the quarter and nine months ended November 2, 1996 and October 28, 1995 because it was antidilutive.

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

      During the third quarter of fiscal 1996, the Company recorded restructuring charges of $69.3 million ($41.6 million or $3.00 per share on an after tax basis) related to the disposal of Fayva. Such charges include the costs to exit from and dispose of the Fayva division, including the loss on the disposal of inventory, severance payments, the write-off of fixed assets and the costs to dispose of store leases. Accrued at November 2, 1996 are costs of $1.7 million, primarily related to lease termination costs, which are expected to be paid by the end of fiscal 1998. As part of its Fayva exit strategy, the Company engaged a third party to maximize the Company's net recovery from the liquidation of the Fayva inventory. All of Fayva's inventory was liquidated by the end of fiscal 1996. The Company also hired a consultant to mitigate the disposition costs of the Fayva store leases. Sales in the Company's Fayva division for the quarter ended October 28, 1995 were $24.7 million, and $106.0 million for the nine months ended October 28, 1995 and fiscal year ended February 3, 1996.

4] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of the Company's Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the quarter and nine months ended November 2, 1996 were $15.9 million and $44.7 million, respectively.

5] On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code and announced its intention to liquidate its inventory, fixed assets and real estate and to cease operation of its business in all of its 90 stores. During the quarter ended February 3, 1996, the Company participated in Jamesway's going out of business sales and liquidated substantially all of its footwear inventory in the 90 Jamesway stores during the going out of business sales. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Because Jamesway ceased operation of its business, the Company believes that rejection of its license agreement is probable and has asserted a substantial claim for damages. The Company has negotiated a settlement of its claim with Jamesway which remains subject to approval by the Bankruptcy Court. The Company does not expect the closing of the Jamesway stores to have a material adverse effect on future earnings. The Company's sales in the Jamesway chain for the quarter and nine months ended October 28, 1995 and fiscal year ended February 3, 1996 were $6.2 million, $18.9 million and $24.3 million, respectively.

6] On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment was entered for Maxwell. The Company appealed the judgment. On June 11, 1996, the United States Court of Appeals for the Federal Circuit reversed the trial court's findings in part, affirmed the trial court's findings in part and vacated the award to Maxwell of treble damages, attorney's fees and injunctive relief. Maxwell subsequently requested a rehearing in banc of the matter which request was denied by order of the Court dated August 28, 1996. The case has been remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court. Maxwell has petitioned the United States Supreme Court for a writ of certiorari to hear the case, and it is anticipated that no action will be taken by the trial court on remand until the Supreme Court acts with respect to the petition.

      A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The Morse trial was stayed pending the outcome of the J. Baker appeal. In light of the decision of the appellate court and the petition to the Supreme Court, it is not clear when a trial date will be set for the Morse case.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS.


All references herein to fiscal 1997 and fiscal 1996 relate to the years ending February 1, 1997 and February 3, 1996, respectively.


Results of Operations

       First Nine Months Fiscal 1997 versus First Nine Months Fiscal 1996

      Net sales decreased by $99.1 million to $650.1 million in the first nine months of fiscal 1997 from $749.2 million in the first nine months of fiscal 1996. Sales in the Company's footwear operations decreased by $126.2 million to $453.1 million from $579.3 million primarily due to a $106.0 million sales decrease in the Company's Fayva division (which is the result of the closing of all 357 Fayva stores in the third quarter of fiscal 1996) and a decrease in the number of licensed shoe departments in operation during the first nine months of fiscal 1997 versus the first nine months of fiscal 1996 (which was due in large part to Jamesway ceasing operations), partially offset by a 0.1% increase in comparable footwear store sales (comparable footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes stores which were open in corresponding weeks of the two comparison periods) and an increase in the number of Parade of Shoes stores in operation during the first nine months of fiscal 1997 versus the first nine months of fiscal 1996. Sales in the Company's apparel operations increased by $27.1 million to $197.0 million from $169.9 million primarily due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation during the first nine months of fiscal 1997 over the first nine months of fiscal 1996 and a 3.3% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods).

      Cost of sales constituted 55.7% of sales in the first nine months of fiscal 1997 as compared to 56.2% of sales in the first nine months of fiscal 1996. Cost of sales in the Company's footwear operations was 57.7% of sales in the first nine months of fiscal 1997 which was comparable to the 57.7% of sales in the first nine months of fiscal 1996 primarily due to lower markdowns as a percentage of sales, offset by a lower initial markup on merchandise purchases in the Company's continuing footwear operations and the closing of the Company's Fayva division in the third quarter of fiscal 1996, which had lower cost of sales as a percentage of sales than the Company's continuing footwear operations. Cost of sales in the Company's apparel operations was 50.9% of sales in the first nine months of fiscal 1997 as compared to 51.1% of sales in the first nine months of fiscal 1996 primarily due to lower markdowns as a percentage of sales partially offset by a lower initial markup on merchandise purchases.

      Selling, administrative and general expenses decreased $43.1 million or 14.7% in the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 primarily due to the closing of the Company's Fayva division in the third quarter of fiscal 1996. As a percentage of sales, selling, administrative and general expenses were 38.6% in the first nine months of fiscal 1997 as compared to 39.2% in the first nine months of fiscal 1996. Selling, administrative and general expenses in the Company's footwear operations were 37.1% of sales in the first nine months of fiscal 1997 as compared to 38.2% of sales in the first nine months of fiscal 1996. This decrease was primarily the result of the closing of the Company's Fayva division, which had higher selling, administrative and general expenses as a percentage of sales than the Company's continuing footwear operations. Selling, administrative and general expenses in the Company's apparel operations were 42.1% of sales in the first nine months of fiscal 1997 as compared to 42.7% of sales in the first nine months of fiscal 1996. This decrease was primarily the result of the increase in comparable apparel store sales.

      Depreciation and amortization expense decreased by $334,000 in the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 primarily due to the write-off of furniture, fixtures and leasehold improvements as a result of the closing of the Company's Fayva division in the third quarter of fiscal 1996. This decrease was partially offset by capital expenditures for depreciable and amortizable assets.

      During the quarter ended October 28, 1995, the Company recorded restructuring charges of $69.3 million ($41.6 million on an after tax basis) related to the disposal of its Fayva footwear division. Such charges included the costs to exit from and dispose of Fayva, including the loss on disposal of inventory, severance payments, the write-off of fixed assets and the costs to dispose of store leases.

      As a result of the above described effects, the Company's operating income increased to $15.1 million in the first nine months of fiscal 1997 from an operating loss of $57.5 million (operating income of $11.8 million excluding the restructuring charges) in the first nine months of fiscal 1996. As a percentage of sales, operating income was 2.3% in the first nine months of fiscal 1997 as compared to an operating loss of 7.7% in the first nine months of fiscal 1996 (operating income of 1.6% excluding the restructuring charges).

      Net interest expense increased $992,000 to $9.0 million in the first nine months of fiscal 1997 from $8.0 million in the first nine months of fiscal 1996 due to higher levels of borrowings and higher interest rates.

      Taxes on earnings for the first nine months of fiscal 1997 were $2.4 million, yielding an effective tax rate of 39.0%, as compared to a tax benefit of $26.3 million, yielding an effective tax rate of 40.1% in the first nine months of fiscal 1996.

      Net earnings for the first nine months of fiscal 1997 were $3.7 million as compared to a net loss of $39.3 million in the first nine months of 1996.

           Third Quarter Fiscal 1997 versus Third Quarter Fiscal 1996

      Net sales decreased by $22.5 million to $222.8 million in the third quarter of fiscal 1997 from $245.3 million in the third quarter of fiscal 1996. Sales in the Company's footwear operations decreased by $31.4 million to $153.1 million from $184.5 million primarily due to a $24.7 million sales decrease in the Company's Fayva division (which is the result of the aforementioned closing of all 357 Fayva stores in the third quarter of fiscal 1996), a decrease in the number of discount licensed shoe departments in operation during the third quarter of fiscal 1997 versus the third quarter of fiscal 1996 (which was due in large part to Jamesway ceasing operations), partially offset by a 4.7% increase in comparable footwear store sales and an increase in the number of Parade of Shoes stores in operation during the third quarter of fiscal 1997 versus the third quarter of fiscal 1996. Sales in the Company's apparel operations increased by $8.9 million to $69.7 million from $60.8 million primarily due to an increase in the number of Casual Male Big & Tall stores in operation during the third quarter of fiscal 1997 over the third quarter of fiscal 1996, coupled with a 5.4% increase in comparable apparel store sales.

      Cost of sales constituted 56.8% of sales in the third quarter of fiscal 1997 as compared to 57.4% of sales in the third quarter of fiscal 1996. Cost of sales in the Company's footwear operations was 59.4% of sales in the third quarter of fiscal 1997 as compared to 59.1% of sales in the third quarter of fiscal 1996. The increase in such percentage was primarily attributable to the closing of the Company's Fayva division in the third quarter of fiscal 1996, which had lower cost of sales as a percentage of sales than the Company's continuing footwear operations, coupled with a lower initial markup on merchandise purchases partially offset by lower markdowns as a percentage of sales in the Company's continuing footwear operations. Cost of sales in the Company's apparel operations was 51.1% of sales in the third quarter of fiscal 1997 as compared to 51.9% of sales in the third quarter of fiscal 1996. The decrease in such percentage was primarily attributable to a decrease in markdowns as a percentage of sales partially offset by a lower initial markup on merchandise purchases.

      Selling, administrative and general expenses decreased $10.3 million or 11.0% in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 primarily due to the closing of the Company's Fayva division in the third quarter of fiscal 1996. As a percentage of sales, selling, administrative and general expenses were 37.4% in the third quarter of fiscal 1997 as compared to 38.2% in the third quarter of fiscal 1996. Selling, administrative and general expenses in the Company's footwear operations were 36.5% of sales in the third quarter of fiscal 1997 as compared to 37.3% of sales in the third quarter of fiscal 1996. This decrease was primarily the result of the closing of the Company's Fayva division, which had higher selling, administrative and general expenses as a percentage of sales than the Company's continuing footwear operations coupled with the increase in comparable footwear store sales. Selling, administrative and general expenses in the Company's apparel operations were 39.5% of sales in the third quarter of fiscal 1997 as compared to 40.9% of sales in the third quarter of fiscal 1996 primarily due to the increase in comparable apparel store sales.

      Depreciation and amortization expense decreased by $313,000 in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 primarily due to the write-off of furniture, fixtures and leasehold improvements as a result of the closing of the Company's Fayva division in the third quarter of fiscal 1996. This decrease was partially offset by capital expenditures for depreciable and amortizable assets.

      During the quarter ended October 28, 1995, the Company recorded restructuring charges of $69.3 million ($41.6 million on an after tax basis) related to the disposal of its Fayva footwear division. Such charges included the costs to exit from and dispose of Fayva, including the loss on disposal of inventory, severance payments, the write-off of fixed assets and the costs to dispose of store leases.

      As a result of the above described effects, the Company's operating income increased to $5.3 million in the third quarter of fiscal 1997 from an operating loss of $66.1 million (operating income of $3.2 million excluding the restructuring charges) in the third quarter of fiscal 1996. As a percentage of sales, operating income was 2.4% in the third quarter of fiscal 1997 as compared to an operating loss of 27.0% in the third quarter of fiscal 1996 (operating income of 1.3% excluding the restructuring charges).

      Net interest expense increased $277,000 to $3.0 million in the third quarter of fiscal 1997 from $2.7 million in the third quarter of fiscal 1996 due to higher levels of borrowings and higher interest rates.

      Taxes on earnings for the third quarter of fiscal 1997 were $906,000, yielding an effective tax rate of 39.0%, as compared to a tax benefit of $27.5 million, yielding an effective tax rate of 40.0% in the third quarter of fiscal 1996.

      Net earnings for the third quarter of fiscal 1997 were $1.4 million as compared to a net loss of $41.3 million in the third quarter of fiscal 1996.


Financial Condition

                 November 2, 1996 versus February 3, 1996

      The increase in accounts receivable at November 2, 1996 from February 3, 1996 is primarily due to seasonal factors, licensed sales in October being higher than licensed sales in January.

      Merchandise inventories at November 2, 1996 were higher than at February 3, 1996 primarily due to a seasonal increase in the average inventory level per location.

      The decrease in income tax receivable is due to receipt of the estimated federal income tax refund recorded at February 3, 1996 which related to the federal income tax carryback benefits resulting from the disposal of the Fayva division.

      The decrease in other assets is primarily due to the recording of amortization expense and collections on notes receivable in fiscal 1997.

      The ratio of accounts payable to merchandise inventory decreased to 29.0% at November 2, 1996 as compared to 36.8% at February 3, 1996 primarily due to seasonal factors and the Company's decision to reduce the average financing terms of its foreign purchases.

      Accrued expenses at November 2, 1996 decreased from the balance at February 3, 1996 primarily due to payments of costs related to the disposal of the Fayva division.

      Debt increased $47.0 million to $254.8 million at November 2, 1996 from $207.8 million at February 3, 1996 primarily due to additional borrowings under the Company's revolving line of credit to meet seasonal working capital needs and to fund capital expenditures.

Liquidity and Capital Resources

      The Company currently has a revolving credit facility on a predominantly unsecured basis with Fleet National Bank, The First National Bank of Boston, The Yasuda Trust and Banking Co., Ltd., Bank Hapoalim B.M., National City Bank of Columbus, Standard Chartered Bank and Citizens Bank of Massachusetts (the "Banks"). The aggregate commitment amount under the revolving credit facility was reduced from $240 million to $225 million on November 30, 1996. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on December 31, 1997. As of November 2, 1996, the Company had outstanding obligations under the revolving credit facility of $217.5 million, consisting of loans, obligations under bankers' acceptances and letters of credit.

      Following is a table showing actual and planned store openings by division for fiscal 1997:

                                        Actual Openings                 Planned Openings             Total
                                         First - Third                       Fourth               Actual/Planned
      Division                        Quarter Fiscal 1997              Quarter Fiscal 1997          Openings
      --------                        -------------------              -------------------        --------------

      Licensed                               83                                 12                     95
      Parade of Shoes                        42                                  0                     42
      Casual Male                            42                                  7                     49
      Work 'n Gear                            0                                  0                      0

      Offsetting the above actual and planned store openings, the Company closed 192 licensed departments, 11 Parade of Shoes stores, 6 Casual Male stores and 3 Work 'n Gear stores during the first nine months of fiscal 1997. The Company has plans to close approximately an additional 120 licensed departments, 9 Parade of Shoes stores and 1 Casual Male store during the fourth quarter of fiscal 1997.

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






                                           J. BAKER, INC.





                                       By:/s/Alan I. Weinstein
                                          ---------------------
                                       Alan I. Weinstein
                                       President and Acting Chief
                                       Executive Officer

Date:    Canton, Massachusetts
         December 12, 1996




                                       By:/s/Philip Rosenberg
                                          ----------------------
                                       Philip Rosenberg
                                       Executive Vice President and Treasurer,
                                       Acting Chief Financial Officer
                                       (Chief Accounting Officer)

Date:    Canton, Massachusetts
         December 12, 1996

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

                   For the Quarter ended November 2, 1996

                                  EXHIBIT INDEX

Exhibit                                                                                                   Page No.



10.  Material Contracts

     (.01)  Performance Share Award granted to James Lee, dated October 18,                                  *
            1996, attached.

     (.02)  Performance Share Award granted to Stuart M. Needleman, dated                                    *
            October 18, 1996, attached.

     (.03)  Performance Share Award granted to Philip G. Rosenberg, dated                                    *
            October 18, 1996, attached.


11.  Computation of Primary and Fully Diluted Earnings Per Share, attached.                                  *
     -----------------------------------------------------------

27.  Financial Data Schedule                                                                                 **
     -----------------------





*           Included herein
** This exhibit has been filed with the Securities and Exchange Commission as part of J. Baker, Inc.'s electronic submission of this Form 10-Q under EDGAR filing requirements. It has not been included herein.