Form 10-K
period 1997-02-01
BAKER J INC
filed 1997-05-01
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                             FORM 10-K
(Mark One)
  [ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                           For the fiscal year ended February 1, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  [ X ]      No
The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $120,895,749 as of April 1, 1997 (based on the last reported sales price of the registrant's stock in the over-the-counter market on such date).

The number of shares outstanding of the registrant's common stock as of April 1, 1997 was 13,892,910.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III.

                                J. Baker, Inc.
                               Form 10-K Report
                         Year Ended February 1, 1997
                                   Part I


DESCRIPTION OF BUSINESS
General
         J. Baker, Inc. ("J. Baker" or the "Company", which term shall include all subsidiaries of the Company) is engaged in the retail sale of apparel and footwear. The Company is engaged in the retail sale of apparel through its chain of Casual Male Big & Tall men's stores which sell fashion, casual and dress clothing and footwear to the big and tall man and through its chain of Work 'n Gear work clothing stores which sell a wide selection of workwear as well as health care apparel and uniforms for industry and service businesses. The Company sells footwear through self-service licensed shoe departments in mass merchandising department stores. In all of these operations, the Company emphasizes the sale of quality products at comparatively low prices.

         During the fourth quarter of fiscal 1997, the Company restructured its footwear operations in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the restructuring, in March, 1997 the Company completed the sales of its Shoe Corporation of America ("SCOA") and Parade of Shoes divisions, and has begun to downsize its Licensed Discount footwear division. As part of the restructuring, the Company made a determination that it would reduce its investment in its Licensed Discount footwear business. The Company currently intends to concentrate the Licensed Discount division's efforts on its major licensors while exploring future strategic options for this business. For additional information on the restructuring, see Industry Segments, Footwear, Restructuring and Note 2 to the Consolidated Financial Statements.

         On January 13, 1997, the Company announced that it had signed a definitive agreement for the sale of its Parade of Shoes division to Payless ShoeSource, Inc. ("Payless") of Topeka, Kansas. The transaction was completed on March 10, 1997. For additional information on the sale of the Parade of Shoes division, see Industry Segments, Footwear, Parade of Shoes and Note 2 to the Consolidated Financial Statements.

         On March 5, 1997, the Company announced that it had sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. For additional information on the sale of SCOA, see Industry Segments, Footwear, Shoe Corporation of America, and Note 2 to the Consolidated Financial Statements.

         During fiscal 1996, the Company disposed of its Fayva footwear division. For additional information on the disposal of the Fayva division, see Industry Segments, Footwear, Fayva Footwear Division and Note 2 to the Consolidated Financial Statements.

         The Company's businesses are seasonal. The Casual Male Big & Tall division generates its largest sales volumes in June (Father's Day) and the Christmas season, and the Work 'n Gear stores generate their largest sales volume during the second half of the fiscal year. The Company's largest footwear volume is generated in the Easter, back to school and Christmas seasons. On a combined basis, the Company's sales during the second half of each fiscal year have consistently exceeded those during the first half of the year. Unseasonable weather may affect sales of shoes and boots as well as of work clothing, especially during the traditional high-volume periods.

         The Company is required to carry a substantial inventory in order to provide prompt deliveries to its Casual Male Big & Tall and Work 'n Gear stores and its licensed shoe departments. Order backlogs, however, are not material to the Company's business. The inventories needed in the operation of the Company's apparel and footwear businesses are currently available from a number of domestic and overseas sources, with no single source accounting for more than nine percent of the Company's merchandise.

         The Company benefits by "most favored nation" provisions in trade agreements between the United States and certain countries in which the Company's suppliers are located. From time to time, the United States Congress has proposed legislation which could result in such provisions being struck from particular trade agreements, which could, in turn, result in higher costs to the Company. There has been extensive Congressional debate with respect to the "most favored nation" provision of the trade agreement between the United States and China which was renewed for one year in July, 1992 and has since been extended through June, 1997. The failure of this provision to be renewed would likely result in substantially increased costs to the Company in the purchase of footwear from China. However, the Company believes that all of its competitors in the footwear industry would be similarly affected.

Industry Segments

         The Company is engaged in the sale of apparel and footwear manufactured by others. Financial information with respect to the Company's industry segments can be found in Note 13 to the Consolidated Financial Statements.

Apparel

Casual Male Big & Tall Division
         Casual Male Big & Tall is the Company's chain of big and tall apparel stores providing fashion, casual and dress clothing and footwear for the big and tall man. The chain specializes in big sizes, featuring waist sizes from 44" to 64" and tall sizes, generally for men 6'3" or taller and with inseams up to 38". According to retailer and manufacturer estimates as well as Company research, big and tall men currently represent approximately 12% to 15% of the adult male population in the United States, compared to approximately 10% to 11% three years ago. The Company believes that the clothing demands of these customers have historically not been met through traditional men's apparel stores. The big and tall customer frequently has difficulty finding an adequate selection of apparel in his size in department and men's specialty stores. Furthermore, only a limited number of big and tall specialty stores exist, and these typically have a narrow selection of current sportswear fashions.

         Casual Male Big & Tall stores offer private label as well as some brand name casual sportswear and dress wear in a wide variety of styles, colors and fabrics with a focus on basic merchandise such as sports coats, dress pants and shirts and a wide variety of casual clothes, including footwear. The stores target the middle income customer seeking good value at moderate prices and, as a result, the Casual Male limits the amount of high-fashion-oriented and low-turnover tailored clothing offered and focuses primarily on basic items and classic fashion sportswear, thereby minimizing fashion risk and markdowns. Management believes that the type and selection of its merchandise, favorable prices and ability to obtain desirable store locations are key factors in enabling it to compete effectively. Casual Male Big & Tall started fiscal 1997 with 400 stores and ended the year with 440 stores (including one licensed department), having opened 49 stores and closed 9 stores. The 440 stores are located in 45 states throughout the United States. Sales in the Casual Male Big & Tall stores accounted for 26.9%, 21.0% and 17.4% of the Company's total revenues for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. On a proforma basis, excluding sales generated by the Company's SCOA and Parade of Shoes divisions, sales in the Casual Male Big & Tall stores accounted for 40.4% of the Company's sales for the year ended February 1, 1997.

         The Company's Casual Male Big & Tall division faces competition from a variety of sources including department stores, specialty stores, discount stores and off price and other retailers who sell big and tall merchandise. In addition, sales of clothing through catalogs and home shopping networks or other electronic media provide additional sources of competition. The Casual Male faces competition on a local level from independent retailers and small, regional retail chains, as well as on a national scale from chains such as Rochester Big & Tall, and Repp, Ltd., a division of Edison Brothers, Inc. Repp, Ltd., one of Casual Male's largest competitors, operates a chain of approximately 175 big and tall stores. While Casual Male has successfully competed on the basis of merchandise selection, including inventory replenishment on an ongoing basis by color and size, favorable pricing and desirable store locations, there can be no assurance that other retailers will not adopt purchasing and marketing concepts similar to those of the Casual Male Big & Tall chain. In addition, discount retailers with significant buying power, such as Wal-Mart, K-Mart, Venture stores and Target stores, represent an increasing source of competition for Casual Male. The bulk of the merchandise carried by these department stores is classified as commodity or "basic" items, but their buying power provides them with a competitive edge and an ability to charge low prices for such items.

         In deciding to open Casual Male stores, the Company reviews market demographics, drive-by visibility for customers, store occupancy costs and costs to build and stock each location. Considering these factors and others, management of the Company projects sales volumes and estimates operating costs for each location and decides to open a store if such projections demonstrate that an acceptable return on the Company's inventory and fixed asset investment can be realized. New Casual Male stores require an average inventory and fixed asset investment of approximately $170,000 to $200,000, composed of approximately $85,000 to $100,000 for fixed assets and $85,000 to $100,000 for inventory.

         The Company makes decisions to close Casual Male locations when management believes that these locations are not generating acceptable profit levels. Most store closings occur at lease expiration, unless lease buyout is a more economical option for the Company. The costs to close stores are expensed at time of closing.

Work 'n Gear Division
         The Work 'n Gear division is the Company's specialty retail chain focused entirely on workwear, uniforms and footwear. Work 'n Gear carries a wide selection of workwear products, including rugged specialty outerwear, work shirts and pants, and cold weather accessories as well as a complete line of health care apparel and uniforms for industry and service businesses. The Company started fiscal 1997 with 69 stores and ended the year with 66 stores, having closed 3 stores. The 66 stores are located in 13 states in the northeastern and midwestern United States.

         The Bureau of Labor Statistics ("BLS") estimates that there were 126.5 million people in the work force in 1996. Of this number, approximately 40%, or
49.2 million, wear work clothes or uniforms, according to the National Association of Uniform Manufacturers and Distributors. Although manufacturing industries are generally on the decline in the United States, service industries are among the fastest growing. For example, the BLS cites security and health care as two of the service industries where there will be significant growth over the next five years. The Work 'n Gear stores seek to address the needs of three major groups: (i) those customers who buy work clothing to be worn on the job, including industrial tops and bottoms, jeans, work boots, rugged outerwear and other accessories, (ii) those industrial customers who either supply uniforms or provide a clothing allowance to their employees to purchase uniforms, and (iii) those customers who work in the health care industry and related fields.

         Traditional competition for the sale of workwear is fragmented. Traditional Army and Navy stores offer a large assortment of workwear items, but supplement with fishing, hunting and other product lines. Other competitors include large specialty chains such as Bob's Stores and full service department stores which typically have more narrow product offerings and are increasingly discontinuing this line of apparel. To the Company's knowledge, no specific specialty store similar to Work 'n Gear exists on a national basis. Competition for industrial workwear (purchased by employers) comes from large manufacturers such as WearGuard/ARAMARK, Uniforms to You, Crest Uniform and Fashion Seal, as well as small "mom and pop" uniform dealers. In the medical uniform business, competition is dominated by three entities: (i) Life Uniform, the largest retailer with approximately 300 stores, (ii) catalog operations led by J. C. Penney and including Tafford, Uniform World, Sears Roebuck & Company and Jasco, and (iii) approximately 2,600 independent operators of medical uniform businesses. Management believes that its strategy of servicing all three segments of the workwear market - consumer, industrial and health care - combined with its retail expertise, affords Work 'n Gear a significant competitive advantage in the marketplace.

         Work 'n Gear stores are generally located in strip shopping centers or are free standing. Locations in active strip centers are a criterion for site selection, as the close proximity to other stores increases traffic into the Work 'n Gear stores, particularly for health care apparel and accessories. Site locations must take into consideration proximity of major medical facilities, active retail environments, population density, business presence in the market and competition.

         Sales in the Work 'n Gear stores accounted for 5.9%, 4.8% and 4.2% of the Company's total revenues for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. On a proforma basis, excluding sales generated by the Company's SCOA and Parade of Shoes divisions, sales in the Work 'n Gear stores accounted for 8.8% of the Company's sales for the year ended February 1, 1997.

Footwear

Restructuring
         During the fourth quarter of fiscal 1997, the Company restructured its footwear operations in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the restructuring, in March, 1997 the Company completed the sales of its SCOA and Parade of Shoes divisions, and has begun to downsize its Licensed Discount footwear division. As part of the restructuring, the Company made a determination that it would reduce its investment in its Licensed Discount footwear business. The Company currently intends to concentrate the
Licensed Discount division's efforts on its major licensors while exploring future strategic options for this business. The Company recorded a pre-tax charge of $166.6 million ($117.1 million, or $8.42 per share, on an after-tax basis) related to the sales of the SCOA and Parade of Shoes divisions, the write-down to realizable value of certain assets related to its Licensed Discount shoe division, and severance and consolidation costs related to the downsizing of the Company's administrative areas and facilities. Of the pre-tax charge, $122.3 million is included as a separate component of results of operations in the Company's Consolidated Statement of Earnings for the year ended February 1, 1997, and the majority of the remaining charge, which relates to the reduction of the Licensed Discount division's inventory valuation, is included in cost of sales. Also, in fiscal 1996, the Company recorded a restructuring charge of $69.3 million ($41.6 million, or $3.00 per share, on an after-tax basis) related to the disposal of its Fayva footwear division. Further information on the divisional components of the restructuring of the Company's footwear business follows. Also, see Note 2 to the Consolidated Financial Statements.

Licensed Discount Shoe Division
         In a licensed shoe department operation, the store and the Company enter into a license agreement under which the Company has the exclusive right to operate a shoe department in the store for a period of years. The department is operated under the store name in space supplied by the store, and the store collects payments from customers and credits the Company. The Company pays the store a license fee, generally a percentage of net sales, for the right to operate the department and for the use of the space. The license fee ordinarily covers utilities, janitorial service, cash collection and handling, packaging and advertising. In some circumstances, the license fee also covers staffing costs.

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

         The Company's licensed shoe departments in mass merchandising department stores are operated on a self-serve basis. The Company's personnel employed in particular departments are responsible for stocking and layout of shelves, responding to customer inquiries and related administrative tasks. In certain accounts, the Company's shoe departments are serviced in a similar manner by employees of the licensor.

         As part of the restructuring of its footwear operations, the Company made a determination that it would reduce its investment in its Licensed Discount footwear business. The Company currently intends to concentrate the division's efforts on its major licensors while exploring future strategic options for this business. As a result, the Company undertook an evaluation of the value of the assets in the Licensed Discount footwear business, and wrote off certain assets which did not benefit future operations and wrote down other assets to expected realizable value. For additional information on the restructuring of the Company's Licensed Discount footwear division, see Note 2 to the Consolidated Financial Statements.

         The Company and its predecessors have operated licensed shoe departments in mass merchandising department stores for more than forty years. Sales in the Licensed Discount division accounted for 33.8%, 34.5% and 38.5% of the Company's total revenues in the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. On a proforma basis, excluding sales generated by the Company's SCOA and Parade of Shoes divisions, sales in the Licensed Discount division accounted for 50.8% of the Company's sales for the year ended February 1, 1997. At February 1, 1997, the Company operated a total of 937 licensed shoe departments under license agreements with 21 different discount department store operators. During fiscal 1997, the Company opened 38 departments and closed 188, representing a net decrease of 150 units for the year. As previously indicated, the Company intends to concentrate its resources in this division on the major chains in which it operates licensed shoe departments. As a result, the Company may continue to experience declines in the number of licensed departments it operates. The Company's licensed discount departments are located in 40 states and in the District of Columbia.

         The Company conducts its licensed department operations under written agreements for fixed terms. Of the 937 licensed shoe departments which the Company operated at February 1, 1997, 635, or 68%, are covered by agreements with terms expiring in less than five years and 302, or 32%, are covered by agreements with terms expiring in more than ten years.

         Of the Company's licensed departments at February 1, 1997, 302 were operated under license with Ames Department Stores, Inc. ("Ames"), a major mass merchandising retailer in the eastern United States. For the fiscal year ended February 1, 1997, Ames accounted for 10.5% of the Company's total revenues. On a proforma basis, excluding sales generated by the Company's SCOA and Parade of Shoes divisions, sales in Ames accounted for 15.8% of the Company's sales for the year ended February 1, 1997.

         On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the fiscal year ended February 1, 1997 were $57.7 million. For additional information, see Note 3 to the Consolidated Financial Statements.

         On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. Jamesway liquidated its inventory, fixed assets and real estate and has ceased operation of its business in all of its 90 stores. The Company participated in Jamesway's going out of business sales and liquidated substantially all of its footwear inventory in the 90 Jamesway stores during the going out of business sales. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Because Jamesway ceased operation of its business, the Company's license agreement was rejected. The Company has negotiated a settlement of the amount of its claim with Jamesway which has been approved by the Bankruptcy Court. It is anticipated that, if approved, a partial distribution of the amount owed to the Company under the settlement will be made during the second half of fiscal 1998.

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

Shoe Corporation of America Division
         The Company's Shoe Corporation of America ("SCOA") division operated full-service, semi-service and self-service licensed shoe departments in department and specialty stores. SCOA was acquired by the Company in the fourth quarter of fiscal 1994. As of February 1, 1997, SCOA operated 454 licensed footwear departments in twelve chains with locations in 31 states throughout the United States. Sales in the SCOA licensed departments accounted for 19.8%, 18.0% and 12.1% of the Company's revenues in the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

         On March 5, 1997, the Company announced that it had sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. The decision to divest the SCOA division was a result of the refocusing of the Company's management efforts primarily on its apparel businesses and the desire of SCOA management to operate the division independently. The transaction involved the transfer to the buyer of the division's inventory, fixed assets, intellectual property and license agreements for the various department and specialty store chains serviced by SCOA as well as the assumption by the buyer of certain liabilities of the SCOA division. Net cash proceeds from the transaction of approximately $40.0 million were used to pay down the Company's bank debt. For additional information on the sale of the Company's SCOA division, see Note 2 to the Consolidated Financial Statements.

Parade of Shoes Division
         The Company's Parade of Shoes division, which the Company began in 1985, operated a chain of 188 stores in 13 states and the District of Columbia at February 1, 1997. Parade of Shoes stores provided primarily leather dress and casual shoes and athletic footwear at everyday value prices available for selection in a casual, self-service atmosphere. Sales in the Parade of Shoes stores accounted for 13.7%, 11.3% and 11.3% of the Company's revenues in the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

         On January 13, 1997, the Company announced that it had signed a definitive agreement for the sale of its Parade of Shoes division to Payless ShoeSource, Inc. ("Payless") of Topeka, Kansas. The Company decided to divest the Parade of Shoes division in order to refocus management efforts primarily on the Company's apparel businesses. The transaction, which was completed on March 10, 1997, involved the transfer to Payless of the division's inventory, fixed assets, intellectual property and leases on the 186 then remaining Parade of Shoes stores. Net cash proceeds from the transaction of approximately $20.0 million were used to pay down the Company's bank debt. For additional information on the sale of the Company's Parade of Shoes division, see Note 2 to the Consolidated Financial Statements.

Fayva Footwear Division
         On September 5, 1995, the Company announced its intent to dispose of its Fayva footwear division, which was completed by the end of fiscal 1996. When the Company acquired all of the outstanding stock of Morse Shoe, Inc. ("Morse"), an operator of licensed footwear departments and of the Fayva chain of family shoe stores in early 1993, it did so primarily for the strategic fit of the Morse and Baker licensed footwear divisions. In addition, the Company believed, at that time, that it could improve the operations of Morse's Fayva division. However, after operating Fayva for two and one half years, the Company decided to dispose of Fayva due to the continued operating losses generated by the division, along with Fayva's declining market share in an already crowded discount retail footwear industry. For additional information on the disposal of the Fayva division, see Note 2 to the Consolidated Financial Statements.

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

Employees

         As of  February  1, 1997,  the  Company  employed  approximately  5,037 persons full-time and 5,304 persons part-time, of whom approximately 4,119 full-time and 5,218 part-time employees were engaged in retail operations at the store level. Approximately 461 of the Company's full-time and part-time employees are covered by collective bargaining agreements. The Company believes that its employee relations are good. In connection with the divestiture of the SCOA and Parade of Shoes divisions and certain corporate downsizing, the Company reduced its work force during the first quarter of fiscal 1998 by approximately 3,481 employees, of whom approximately 1,693 were full-time and 1,788 were part-time.

Executive Officers of the Company

         Name                               Age               Office

         Sherman N. Baker                    77               Chairman of the Board
         Alan I. Weinstein                   54               President and Chief Executive Officer
         James Lee                           50               Executive Vice President and President of the Licensed
                                                              Discount Division
         Harold Leppo                        59               Interim President of The Casual Male, Inc.
         Stuart M. Needleman                 49               Executive Vice President and President of Work 'n Gear
         Philip G. Rosenberg                 47               Executive Vice President, Chief Financial Officer and
                                                              Treasurer

         Mr. Baker has been the Chairman of the Board of the Company since March, 1990. From 1970 until March, 1990, Mr. Baker served as Chief Executive Officer of the Company and its predecessor.

         Mr. Weinstein has held the positions of President and Chief Executive Officer since November, 1996 and March, 1997, respectively. From September, 1996 through March, 1997, Mr. Weinstein served as Acting Chief Executive Officer of the Company. From July, 1985 through September, 1996, Mr. Weinstein held the positions of Senior Executive Vice President, Chief Financial Officer and Secretary of the Company. He was also appointed Chief Administrative Officer in 1988. Mr. Weinstein joined the Company's predecessor in 1968 as Assistant Controller and has held a variety of positions of increasing responsibility in finance and administration since that time.

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

         Mr. Leppo was named Interim President of The Casual Male in March, 1997, having previously served as President of Lord & Taylor for eleven years and as a consultant to the Company's Board of Directors from 1990 until 1992. Mr. Leppo has over 38 years experience in the retail industry and currently serves on the Board of Directors for Filene's Basement, Inc., The Napier Co., Royce Hosiery Co., Salant Corp. and Bradlees.

         Mr. Needleman has held the positions of Executive Vice President of the Company and President of the Company's Work 'n Gear division since October, 1993. From 1989 through October, 1993, Mr Needleman held the position of Senior Vice President and Director of Operations of The Casual Male, Inc.

         Mr. Rosenberg has held the position of Executive Vice President since September, 1996 and was appointed Chief Financial Officer in March, 1997. From September, 1996 through March, 1997, Mr. Rosenberg served as Acting Chief Financial Officer of the Company. In addition, Mr. Rosenberg has held the positions of Treasurer and Chief Accounting Officer since June, 1992. Mr. Rosenberg joined the Company's predecessor in May, 1970 and has held a variety of positions of increasing responsibility in finance and administration since that time.

PROPERTIES

         The Company's executive, buying and general offices and one of its footwear distribution centers ("home office") are located in Canton,
Massachusetts. This facility is located at 555 Turnpike Street, Canton, Massachusetts on 37 acres of land and is owned by JBAK Canton Realty, Inc. ("Realty"), a subsidiary of JBAK Holding, Inc. and an indirect, wholly-owned subsidiary of the Company. On December 30, 1996, Realty obtained a $15.5 million mortgage loan from The Chase Manhattan Bank secured by the real estate, buildings and other improvements located at the home office. Realty leases the property to JBI, Inc., a wholly-owned subsidiary of the Company. The home office contains approximately 750,000 square feet of space, including approximately 150,000 square feet of office space.

         The Company leases approximately 33,000 square feet of warehouse space at 40 Industrial Drive, Canton, Massachusetts. The lease on this facility expires on June 30, 1997. The Company has notified the lessor of its intent to vacate the building at the expiration of the current lease term.

         The Company leases a building at 65 Sprague Street, Readville, Massachusetts that serves as the administrative offices for Casual Male and Work 'n Gear, and as the distribution center for the Casual Male Big & Tall and Work 'n Gear stores. The building contains approximately 75,000 square feet of office space and approximately 375,000 square feet of warehouse/distribution space. The Company plans to move the administrative staff and distribution capabilities of the Work 'n Gear division to its Canton facility by the third quarter of the current fiscal year. The lease on this facility expires on May 31, 1999. The Company has two consecutive five year options to renew the lease.

         As of February 1, 1997, the Company operated 440 Casual Male Big & Tall stores, all in leased premises ranging from 1,710 to 6,050 square feet, with average space of approximately 3,310 square feet and total space of approximately 1,456,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five year terms.

         As of February 1, 1997, the Company operated 66 Work 'n Gear stores, all in leased premises ranging from 3,258 square feet to 6,200 square feet, with average space of approximately 4,365 square feet and total space of approximately 288,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five year terms.

         As of February 1, 1997, the Company had 188 Parade of Shoes stores, all operating in leased premises. In connection with the sale of the Parade of Shoes division in March, 1997, the Company remains contingently liable for certain store lease obligations. See Note 2 to the Consolidated Financial Statements.

         See "DESCRIPTION OF BUSINESS - Industry Segments, Footwear, Licensed Discount Shoe Department Operations", for information regarding the Company's licenses to operate shoe departments in retail stores of its licensors.

LEGAL PROCEEDINGS

         The Company is engaged in the following significant litigation:

         On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000, against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief which motions were granted on March 10, 1995. Judgment was entered for Maxwell. The Company appealed the judgment. On June 11, 1996, the United States Court of Appeals for the Federal Circuit reversed the trial court's findings in part, affirmed the trial court's findings in part and vacated the award to Maxwell of treble damages, attorney's fees and injunctive relief. Maxwell subsequently requested a rehearing in banc of the matter which request was denied by order of the Court dated August 28, 1996. Maxwell petitioned the United States Supreme Court for a writ of certiorari to hear the case which petition was denied on March 17, 1997. The case has been remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court.

         A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The Morse trial was stayed pending the outcome of the J. Baker appeal. In light of the decision of the Supreme Court and the remand to the trial court, it is not clear when a trial date will be set for the Morse case.

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

         The following table sets forth the high and low last reported sales prices, as reported by NASDAQ, for the Company's Common Stock for each quarterly period during the years ended February 1, 1997 and February 3, 1996. The prices set forth below do not include retail mark-ups, mark-downs or commissions.

         Year Ended February 1, 1997                                    High            Low
                                                                        ----            ----
         First Quarter                                                 $ 9 7/8         $ 4 1/8
         Second Quarter                                                 10 1/2           6 3/8
         Third Quarter                                                   7               5 3/8
         Fourth Quarter                                                  7               5 5/16

         Year Ended February 3, 1996                                    High            Low
                                                                        ----            ----
         First Quarter                                                 $15 13/16       $12 1/2
         Second Quarter                                                 13 1/2           9 7/8
         Third Quarter                                                  10               6 1/8
         Fourth Quarter                                                  6 5/8           4 3/8

Holders

         The approximate number of holders of record of the Company's Common Stock as of April 1, 1997 was 431. The Company believes that the actual number of beneficial owners of the Company's Common Stock is substantially greater than the stated number of holders of record, because a portion of the Common Stock outstanding is held in "street name".

Dividends
         On March 2, 1987, the Board of Directors of the Company adopted a policy of paying quarterly dividends. For each quarter thereafter, the Company has paid a 1 1/2 cents per share dividend.

         The Company's unsecured revolving credit agreement and its senior subordinated notes agreement limit the amount of cash dividends that may be paid to stockholders. For additional information see Note 6 to the Consolidated Financial Statements.

Other
         On December 15, 1994, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement") designed to enhance the Company's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of common stock of the Company to shareholders of record as of the close of business on January 6, 1995. Each right entitles the holder to purchase from the Company a unit consisting of one ten thousandth (1/10,000) of a share of Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share, at a cash exercise price of $70 per unit, subject to adjustment, upon the occurrence of certain events as are set forth in the Rights Agreement. These events include the earliest to occur of (i) the acquisition of 15% or more of the outstanding shares of common stock of the Company by any person or group, (ii) the commencement of a tender or exchange offer that would result upon its consummation in a person or a group becoming the beneficial owner of 15% or more of the outstanding common stock of the Company or (iii) the determination by the Board of Directors that any person is an "Adverse Person", as defined in the Rights Agreement. The Rights are not exercisable until or following the occurrence of one of the above events and will expire on December 14, 2004, unless previously redeemed or exchanged by the Company as provided in the Rights Agreement.

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the Company are derived from the financial statements that have been audited and reported on by KPMG Peat Marwick LLP, independent certified public accountants, and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent auditors' report thereon appearing elsewhere in this Form 10-K. J. Baker has acquired a number of specialty retail businesses in recent years, sold its SCOA and Parade of Shoes divisions in fiscal 1998 and disposed of its Fayva division during fiscal 1996. The Company has also experienced a number of licensor bankruptcy filings in recent years. These acquisitions, the sales of SCOA and Parade of Shoes, the disposal of Fayva and licensor bankruptcy filings affect the comparability of the financial information herein. For further discussions see "DESCRIPTION OF BUSINESS" and Notes 2 and 3 to the Consolidated Financial Statements.

                                J. BAKER, INC.
                    SELECTED CONSOLIDATED FINANCIAL DATA
              (Dollars in thousands, except per share amounts)

                                                                                      Year Ended
                                                         ---------------------------------------------------------------
                                                           2/01/97        2/03/96      1/28/95     1/29/94      1/30/93
                                                           -------        -------      -------     -------      -------
Income Statement Data:                                                  (53 weeks)
Net sales                                                $ 897,492     $1,020,413   $1,042,979    $918,878      $532,256
Cost of sales                                              542,247        580,067      579,735     516,855       313,703
                                                          --------      ---------    ---------     -------      --------
      Gross profit                                         355,245        440,346      463,244     402,023       218,553
Selling, administrative and
  general expenses                                         347,977        392,586      389,362     336,283       174,658
Depreciation and amortization                               29,431         32,428       27,883      21,874        14,688
Restructuring and other non-recurring charges              122,309         69,300            -           -             -
                                                           -------        -------      --------    -------       -------
      Operating income (loss)                             (144,472)       (53,968)      45,999      43,866        29,207
Interest income                                                254            526          635         704            80
Interest expense                                           (13,056)       (10,983)      (9,735)     (8,146)       (8,211)
                                                          --------        -------      -------      ------       -------
      Earnings (loss) before taxes and
          extraordinary item                              (157,274)       (64,425)      36,899      36,424        21,076
Income tax expense (benefit)                               (45,846)       (25,823)      13,283      13,113         7,798
                                                          --------       --------      -------     -------       -------
      Earnings (loss) before extraordinary item           (111,428)       (38,602)      23,616      23,311        13,278
Extraordinary item, net of income tax benefit                    -              -            -           -        (2,444)
                                                          --------      ---------      -------    --------       -------
      Net earnings (loss)                                $(111,428)     $ (38,602)    $ 23,616    $ 23,311      $ 10,834
                                                          ========       ========      =======     =======       =======

Earnings (loss) per common share:

Primary:
      Earnings (loss) before extraordinary item          $   (8.02)     $   (2.79)    $   1.71    $   1.70     $    1.25
      Extraordinary item                                         -              -            -           -          (.23)
                                                          --------       --------      -------     -------      --------
                                                         $   (8.02)     $   (2.79)    $   1.71    $   1.70     $    1.02
                                                          ========      =========      =======     =======      ========
Fully diluted:
      Earnings (loss) before extraordinary item          $   (8.02)     $   (2.79)    $   1.46    $   1.45     $    1.11
      Extraordinary item                                         -              -            -           -          (.18)
                                                          --------       --------      -------     -------      --------
                                                         $   (8.02)     $   (2.79)    $   1.46    $   1.45     $     .93
                                                          ========       ========      =======    ========      ========



                                 J. BAKER, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)


                                                                                 As At
                                                 ----------------------------------------------------------------------
                                                 2/01/97        2/03/96         1/28/95         1/29/94         1/30/93
Balance Sheet Data:                              -------        -------         -------         -------         -------
Working capital                                 $182,123       $205,080        $235,948        $187,095         $138,385

Total assets                                     382,521        526,082         578,618         502,496          431,798

Long-term debt                                   214,092        207,766         204,518         154,665           95,864

Stockholders' equity                              71,989        184,037         223,317         200,086          172,610
                                                 =======       ========        ========        ========         ========
Cash dividends declared
      per common share                          $    .06       $    .06        $    .06        $    .06         $    .06
                                                 =======        =======         =======         =======          =======


Store Openings and Closings:

                                   Apparel                                            Footwear*
                          ----------------------------        ------------------------------------------------
                                                                                   Total      Parade
                          Casual     Work       Total         Licensed            Licensed      of               Total
                           Male     'n Gear    Apparel        Discount    SCOA   Shoe Dept.   Shoes      Fayva  Footwear   Total
                          ------    -------    -------        --------    ----   ----------   -------    -----  --------   -----

Stores open at
   January 29, 1994         254         52        306           1,368       162      1,530      162        395    2,087    2,393

Openings                     65          9         74              71       321        392       46          2      440      514

Closings                      -          -          -            (197)      (35)      (232)     (17)       (29)    (278)    (278)
                           ----       ----       ----           -----      ----      -----     ----       ----    -----    -----

Stores open at
   January 28, 1995         319         61        380           1,242       448      1,690      191        368    2,249    2,629

Openings                     81          9         90              27        99        126        8          6      140      230

Closings                      -         (1)        (1)           (182)      (42)      (224)     (31)      (374)    (629)    (630)

                           ----       ----      -----           -----      ----      -----     ----       ----    -----    -----
Stores open at
   February 3, 1996         400         69        469           1,087       505      1,592      168          -    1,760    2,229

Openings                     49          -         49              38        56         94       42          -      136      185

Closings                     (9)        (3)       (12)           (188)     (107)      (295)     (22)         -     (317)    (329)
                           ----       ----       ----           -----     -----      -----     ----       ----    -----    -----

Stores open at
   February 1, 1997         440         66        506             937       454      1,391      188          -    1,579    2,085
                           ====       ====       ====           =====      ====      =====     ====       ====    =====    =====


* Excludes wholesale footwear departments serviced by the Company (all of which were closed during the year ended January 28, 1995).

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS.

         All references herein to fiscal 1997, fiscal 1996 and fiscal 1995 relate to the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. To the extent that the Company may have incurred increased costs resulting from inflation, the Company believes that it has been able to offset these costs through higher revenues. Accordingly, the Company believes that inflation has had no significant impact on the operations of the Company.

Results of Operations

         During the fourth quarter of fiscal 1997, the Company restructured its footwear operations in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the restructuring, in March, 1997 the Company completed the sales of its Shoe Corporation of America ("SCOA") and Parade of Shoes divisions, and has begun to downsize its Licensed Discount footwear division. As part of the restructuring, the Company made a determination that it would reduce its investment in its Licensed Discount footwear business. The Company currently intends to concentrate the Licensed Discount division's efforts on its major licensors while exploring future strategic options for this business. The Company recorded a pre-tax charge of $166.6 million ($117.1 million, or $8.42 per share, on an after-tax basis) related to the sales of the SCOA and Parade of Shoes divisions, the write-down to realizable value of certain assets related to its Licensed Discount shoe division, and severance and consolidation costs related to the downsizing of the Company's administrative areas and facilities. Of the pre-tax charge, $122.3 million is included as a separate component of results of operations as "Restructuring and other non-recurring charges" in the Company's Consolidated Statement of Earnings for the year ended February 1, 1997. The Company has also recorded a charge to cost of sales of $37.3 million related to a reduction in the Licensed Discount division's inventory to net realizable value. The remaining components of the charge include an increase in the allowance for doubtful accounts for the Licensed Discount division's accounts receivable, and losses incurred from actions taken in order to maximize the cash proceeds received for the assets sold in the Parade of Shoes and SCOA divisions subsequent to the Company's decision to dispose of each. Also, in fiscal 1996, the Company recorded a restructuring charge of $69.3 million ($41.6 million, or $3.00 per share, on an after-tax basis) related to the disposal of its Fayva footwear division. While the Company believes that the restructuring of its footwear business will serve to improve operations in the future, the Company recognizes it is operating in a soft retail environment and has taken steps intended to manage its remaining businesses in a manner consistent with such economic environment. These steps include reducing estimates of future sales, increasing management's focus on merchandise planning and distribution, cutting expenditures and prudently managing store openings. The Company also has attempted to generate additional sales and keep inventories in line by increasing promotional activities.

                    Fiscal 1997 versus Fiscal 1996

         In fiscal 1997, net sales decreased by $122.9 million or 12.0% from net sales in fiscal 1996. Sales in the Company's footwear operations decreased by $153.4 million due to a $106.0 million sales decrease in the Company's Fayva division (which is primarily the result of the closing of all 357 Fayva stores in the third quarter of fiscal 1996), a 1.1% decrease in comparable retail footwear store sales (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed departments and Parade of Shoes stores which were open in corresponding weeks of the two comparison periods), and a decrease in the number of licensed shoe departments in operation during fiscal 1997 versus fiscal 1996 (which was due in large part to Jamesway ceasing operations in the fourth quarter of fiscal 1996).

         Sales in the Company's specialty apparel operations increased by $30.5 million due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation at the end of fiscal 1997 over fiscal 1996 and a 2.7% increase in comparable specialty apparel store sales. (Comparable specialty apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.)

         Cost of sales constituted 60.4% of sales in fiscal 1997 as compared to 56.8% in fiscal 1996. Cost of sales in the Company's footwear operations was 64.4% of sales in fiscal 1997 (which includes the $37.3 million write-down of the Licensed Discount division's inventory) as compared to 58.8% of sales in fiscal 1996. Excluding the effect of this $37.3 million charge, cost of sales in the Company's footwear operations was 58.3% of sales in fiscal 1997. The decrease in such percentage, from 58.8% of sales in fiscal 1996, is attributable to lower markdowns as a percentage of sales, partially offset by a lower initial markup on merchandise purchases. Cost of sales in the Company's apparel operations was 52.1% of sales in fiscal 1997 as compared to 51.2% of sales in fiscal 1996 primarily due a lower initial markup on merchandise purchases, partially offset by lower markdowns as a percentage of sales.

         Selling, administrative and general expenses decreased $44.6 million or 11.4% from fiscal 1996, primarily due to the closing of the Company's Fayva division in the third quarter of fiscal 1996. As a percentage of sales, selling, administrative and general expenses were 38.8% of sales in fiscal 1997 as compared to 38.5% of sales in fiscal 1996. Selling, administrative and general expenses in the Company's footwear operations were 38.5% of sales in fiscal 1997 which was comparable to 38.5% of sales in fiscal 1996. Selling, administrative and general expenses in the Company's apparel operations were 39.4% of sales in fiscal 1997 as compared to 38.5% of sales in fiscal 1996. This increase was primarily the result of a higher allocation of predominantly fixed overhead to the Company's apparel operations as a result of the proportionate increase in apparel sales to total Company sales.

         Depreciation and amortization expense decreased by $3.0 million in fiscal 1997 from fiscal 1996 primarily due to the write-off of certain fixed and intangible assets in the fourth quarter of fiscal 1997 related to the overall restructuring of the Company's footwear divisions and the write-off of furniture, fixtures and leasehold improvements as a result of the closing of the Company's Fayva division in the third quarter of fiscal 1996. This decrease was partially offset by capital expenditures for depreciable and amortizable assets.

         Of the $166.6 million pre-tax charge recorded in the fiscal year ended February 1, 1997 for the divestitures of the SCOA and Parade of Shoes divisions and the downsizing of the Company's Licensed Discount division, the Company's administrative areas and its corporate facilities, $122.3 million has been classified as restructuring and other non-recurring charges. Such charges include the losses on the sales of the SCOA and Parade of Shoes divisions, the write-off of assets and obligations related to the reduction of the Company's investment in its Licensed Discount division, severance and related costs, and lease obligations and write-offs of assets for excess corporate facilities. For additional information, see Note 2 to the Consolidated Financial Statements.

         During the fiscal year ended February 3, 1996, the Company recorded restructuring charges of $69.3 million ($41.6 million, or $3.00 per share, on an after-tax basis) related to the disposal of its Fayva footwear division. Such charges included the costs to exit from and dispose of Fayva, including the loss on disposal of inventory, severance payments, the write-off of fixed assets and the costs to dispose of store leases. For additional information, see Note 2 to the Consolidated Financial Statements.

         As a result of the above described effects, the Company's operating loss increased to $144.5 million (operating income of $22.1 million excluding the $166.6 million pre-tax charge) in fiscal 1997 from an operating loss of $54.0 million (operating income of $15.3 million excluding the $69.3 million of restructuring charges) in fiscal 1996. As a percentage of sales, the operating loss was 16.1% of sales (operating income of 2.5% of sales excluding the $166.6 million pre-tax charge) in fiscal 1997 as compared to an operating loss of 5.3% of sales (operating income of 1.5% of sales excluding the $69.3 million of restructuring charges) in fiscal 1996.

         Net interest expense increased $2.3 million to $12.8 million in fiscal 1997 as compared to $10.5 million in fiscal 1996 due to higher average levels of borrowings and higher interest rates.

         Income tax benefit for fiscal 1997 was $45.8 million, yielding an effective tax rate of 29.2%, as compared to an income tax benefit of $25.8 million in fiscal 1996, yielding an effective tax rate of 40.1% in fiscal 1996. The difference in the effective tax rate primarily reflects the impact of the additional valuation reserve applied against deferred tax accounts as of February 1, 1997. See Note 7 to the Consolidated Financial Statements for further discussion of taxes on earnings.

         The net loss for fiscal 1997 was $111.4 million as compared to a net loss of $38.6 million in fiscal 1996.

                     Fiscal 1996 versus Fiscal 1995

         In fiscal 1996, net sales decreased by $22.6 million or 2.2% from net sales in fiscal 1995. Sales in the Company's footwear operations decreased by $61.1 million due to a sales decrease in the Company's Fayva division (which is primarily the result of the aforementioned closing of all 357 Fayva stores in the third quarter of fiscal 1996), the elimination of wholesale footwear sales (which is a result of the closing of all wholesale footwear departments serviced by the Company during the second quarter of fiscal 1995), a 7.0% decrease in comparable retail footwear store sales, and a decrease in the number of discount licensed shoe departments in operation during fiscal 1996 versus fiscal 1995 (which was due in large part to Jamesway ceasing operations in the fourth quarter of fiscal 1996). This decrease was partially offset by a sales increase in the Company's SCOA licensed shoe division as a result of SCOA's beginning business in new licensed departments since the first quarter of fiscal 1995.

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

         For fiscal 1996, the Company reported a tax benefit of $25.8 million, resulting in an effective tax rate of 40.1%, as compared to tax expense of $13.3 million, yielding an effective tax rate of 36.0% in fiscal 1995. See Note 7 to the Consolidated Financial Statements for further discussion of taxes on earnings.

         Net loss for fiscal 1996 was $38.6 million as compared to net earnings of $23.6 million in fiscal 1995.

Financial Condition

                   February 1, 1997 versus February 3, 1996

         As a result of the sales of the Company's SCOA and Parade of Shoes divisions in March, 1997, the Company's balance sheet at February 1, 1997 has classified certain assets and liabilities of these divisions as "Assets held for Sale", primarily accounts receivable, merchandise inventories, net property, plant and equipment and accounts payable. Also, as a result of the Company's overall restructuring of its footwear business in fiscal 1997, the Company has written down the value of inventory and accounts receivable in its Licensed Discount division, written down certain fixed and intangible assets, and has recorded accruals related to the restructuring. For additional information, see Note 2 to the Consolidated Financial Statements.

         Accounts receivable at February 1, 1997 decreased from the balance at February 3, 1996 primarily due to the impact of the divestiture of the Company's SCOA division, the reduction in the number of units operated in January, 1997 as compared to January, 1996 in the Company's Licensed Discount shoe division, and a net increase of $2.1 million in the Company's allowance for doubtful accounts. The increase in the allowance for doubtful accounts, which was recorded in conjunction with the revaluation of the Company's investment in its Licensed Discount division, is primarily due to the reduction in the Company's estimate of the amounts expected to be realized from the settlement of Chapter 11 claims with various licensors.

         Merchandise inventories at February 1, 1997 were lower than at February 3, 1996 primarily due to the impact of the divestitures of the Company's SCOA and Parade of Shoes divisions and to the write-down of the Company's Licensed Discount division's inventory to net realizable value.

         Income tax receivable at February 1, 1997 decreased to zero from the balance at February 3, 1996 primarily due to the collection of the estimated federal tax refund during fiscal 1997.

         The decrease in net property, plant and equipment is the result of the impact of the divestitures of the Company's SCOA and Parade of Shoes divisions, coupled with the recording of $21.2 million in depreciation expense during fiscal 1997, partially offset by the Company incurring capital expenditures of $16.4 million in fiscal 1997, primarily for the opening of new stores and the renovation of existing units.

         The decrease in other assets is primarily due to the write-offs of certain intangible assets as a result of the divestitures of the Company's SCOA and Parade of Shoes divisions and the revaluation and reduction of the Company's investment in its Licensed Discount footwear division, coupled with the recording of $8.2 million in amortization expense.

         The decrease in accounts payable is primarily due to the impact of the divestiture of the Company's SCOA division. The ratio of accounts payable to merchandise inventory was 39.0% at February 1, 1997 as compared to 36.8% at February 3, 1996. Such increase is primarily the result of the write-down of the Company's Licensed Discount division's inventory.

         Accrued expenses at February 1, 1997 increased from the balance at February 3, 1996 primarily due to accruals related to the restructuring of the Company's footwear business, including the sales of the Company's SCOA and Parade of Shoes divisions, and the downsizing and restructuring of its Licensed Discount division and the Company's administrative areas and facilities. See
Note 2 to the Consolidated Financial Statements for information on accruals set up for restructuring and other non-recurring costs.

Liquidity and Capital Resources
         The Company currently has a revolving credit facility on an unsecured basis with Fleet National Bank, The First National Bank of Boston, The Yasuda Trust and Banking Company, Ltd., Bank Hapoalim B.M., National City Bank of
Columbus, Standard Chartered Bank and Citizens Bank of Massachusetts (the "Banks"). As amended to date, the aggregate commitment amount under this revolving credit facility was reduced from $205 million to $145 million upon receipt of the proceeds of the sales of the Company's SCOA and Parade of Shoes divisions in March, 1997. Borrowings under the revolving credit facility bear interest at variable rates and, at the discretion of the Company, can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 30, 1998. The Company had outstanding obligations under the revolving credit facility of $155.2 million as of February 1, 1997, consisting of loans, obligations under bankers' acceptances and letters of credit. The Company is in the process of seeking to refinance its revolving credit facility for a three-year term.

         On December 30, 1996, JBAK Canton Realty, Inc. ("Realty"), a subsidiary of JBAK Holding, Inc. and an indirect, wholly-owned subsidiary of the Company, obtained a $15.5 million mortgage loan from The Chase Manhattan Bank secured by the real estate, buildings and other improvements owned by Realty at 555 Turnpike Street, Canton, Massachusetts. Realty leases the property to JBI, Inc. a wholly-owned subsidiary of the Company. The property is used as the Company's corporate headquarters. Proceeds of the mortgage loan were used to pay down loans under the Company's revolving credit facility.

         In June, 1992 the Company issued $70 million of 7% convertible subordinated notes due 2002. The notes are convertible at a conversion price of $16.125 per share, subject to adjustment in certain events.

         The Company expects to open approximately 50 Casual Male Big & Tall stores and 6 Work 'n Gear stores and to close approximately 1 Casual Male Big & Tall store in fiscal 1998. As part of the downsizing of the Licensed Discount shoe division, the Company plans to close approximately 100 licensed departments in fiscal 1998.

         The Company believes that amounts available under its revolving credit facility, along with internally generated funds, will be sufficient to meet its current operating and capital requirements under ordinary circumstances through the end of the current fiscal year.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
         The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, availability of credit, interest rates, the impact of competition and pricing, the weather, the financial condition of the retailers in whose stores the Company operates licensed shoe departments, changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms and ability to hire and train associates.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                  J. BAKER, INC. AND SUBSIDIARIES
             Index to Consolidated Financial Statements

Consolidated Financial Statements:                                                                       PAGE


         Independent Auditors' Report                                                                      19

         Consolidated balance sheets as of February 1, 1997 and February 3, 1996                           20

         Consolidated statements of earnings for the years ended February 1, 1997,                         21
February 3, 1996 and January 28, 1995

         Consolidated statements of stockholders' equity for the years ended                               22
February 1, 1997, February 3, 1996 and January 28, 1995

         Consolidated statements of cash flows for the years ended February 1, 1997,                       23
February 3, 1996 and January 28, 1995

         Notes to consolidated financial statements                                                        24


All schedules have been omitted as they are inapplicable or not required, or the information has been included in the consolidated financial statements or in the notes thereto.

                       Independent Auditors' Report



The Board of Directors and Stockholders
J. Baker, Inc.:


We have audited the accompanying consolidated balance sheets of J. Baker, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended February 1, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Baker, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 1997 in conformity with generally accepted accounting principles.





                                                 KPMG Peat Marwick LLP


Boston, Massachusetts
March 20, 1997

                      J. BAKER, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                    February 1, 1997 and February 3, 1996

        Assets                                                                            1997                 1996
        ------                                                                            ----                 ----
Current assets:
    Cash and cash equivalents                                                      $   3,969,116          $   3,287,141
    Accounts receivable:
        Trade, net                                                                    14,771,734             19,514,985
        Other                                                                          1,737,786              3,219,862
                                                                                      ----------             ----------
                                                                                      16,509,520             22,734,847
                                                                                      ----------             ----------

    Merchandise inventories                                                          146,045,496            285,703,289
    Prepaid expenses                                                                   6,031,033              8,600,990
    Income tax receivable                                                                      -              7,236,732
    Deferred income taxes                                                             37,548,000              9,198,000
    Assets held for sale                                                              62,255,582                      -
                                                                                     -----------            -----------
             Total current assets                                                    272,358,747            336,760,999
                                                                                     -----------            -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                19,340,925             25,064,423
    Furniture, fixtures and equipment                                                 54,695,398            115,099,770
    Leasehold improvements                                                            42,650,123             43,442,932
                                                                                     -----------            -----------
                                                                                     116,686,446            183,607,125
    Less accumulated depreciation and amortization                                    40,032,801             62,524,262
                                                                                     -----------            -----------
             Net property, plant and equipment                                        76,653,645            121,082,863
                                                                                     -----------            -----------

Deferred income taxes                                                                 26,199,000              6,939,000
Other assets, at cost, less accumulated amortization                                   7,309,411             61,298,880
                                                                                    ------------            -----------
                                                                                    $382,520,803           $526,081,742
                                                                                     ===========            ===========
        Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                              $   2,012,327          $   1,500,000
    Accounts payable                                                                  57,006,085            105,113,721
    Accrued expenses                                                                  29,837,310             25,066,874
    Income taxes payable                                                               1,380,664                      -
                                                                                    ------------            -----------
             Total current liabilities                                                90,236,386            131,680,595
                                                                                    ------------            -----------

Other liabilities                                                                      6,203,073              2,598,026
Long-term debt, net of current portion                                               140,787,673            133,000,000
Senior subordinated debt                                                               2,951,411              4,412,711
Convertible subordinated debt                                                         70,353,000             70,353,000

Stockholders' equity:
    Common stock, par value $.50 per share, authorized 40,000,000 shares,
      13,892,397 shares issued and outstanding in 1997 (13,872,647 in 1996)            6,946,199              6,936,324
    Preferred stock, par value $1.00 per share, authorized 2,000,000 shares
      (none issued and outstanding)                                                            -                      -
    Series A junior participating cumulative preferred stock, par value $1.00
      per share, authorized 100,000 shares (none issued and outstanding)                       -                      -
    Additional paid-in capital                                                       115,416,223            115,213,017
    Retained earnings (deficit)                                                      (50,373,162)            61,888,069
                                                                                     -----------            -----------
             Total stockholders' equity                                               71,989,260            184,037,410
                                                                                     -----------            -----------
                                                                                    $382,520,803           $526,081,742
                                                                                     ===========            ===========


See accompanying notes to consolidated financial statements.

                     J. BAKER, INC. AND SUBSIDIARIES
                  Consolidated Statements of Earnings
For the years ended  February  1, 1997,  February 3, 1996 and January 28, 1995


                                                                     1997                    1996                 1995
                                                                     ----                    ----                 ----

Net sales                                                       $897,491,941           $1,020,412,703       $1,042,978,875

Cost of sales                                                    542,246,938              580,067,086          579,734,911
                                                                 -----------            -------------        -------------

      Gross profit                                               355,245,003              440,345,617          463,243,964

Selling, administrative and general expenses                     347,977,056              392,585,851          389,362,380

Depreciation and amortization                                     29,430,473               32,428,001           27,882,778

Restructuring and other non-recurring charges                    122,309,000               69,300,000                    -
                                                                 -----------            -------------        -------------

      Operating income (loss)                                   (144,471,526)             (53,968,235)          45,998,806

Interest income                                                      253,750                  526,188              635,574

Interest expense                                                 (13,056,127)             (10,983,067)          (9,735,209)
                                                                 -----------             ------------        -------------

      Earnings (loss) before taxes                              (157,273,903)             (64,425,114)          36,899,171

Income tax expense (benefit)                                     (45,846,000)             (25,823,000)          13,283,000
                                                                ------------             ------------        -------------

      Net earnings (loss)                                      $(111,427,903)            $(38,602,114)        $ 23,616,171
                                                                ============              ===========         ============

Earnings (loss) per common share:
      Primary                                                  $       (8.02)          $        (2.79)      $         1.71
                                                                ============            =============        =============
      Fully diluted                                            $       (8.02)          $        (2.79)      $         1.46
                                                                ============            =============        =============

Number of shares used to compute earnings (loss) per common share:
      Primary                                                     13,887,544               13,858,273           13,831,552
                                                                ============             ============        =============
      Fully diluted                                               13,900,633               13,905,545           18,363,042
                                                                ============             ============        =============








See accompanying notes to consolidated financial statements.

                     J. BAKER, INC. AND SUBSIDIARIES
               Consolidated  Statements of  Stockholders'
         Equity For the years ended February 1, 1997,  February 3,
                       1996 and January 28, 1995

                                                                           Additional        Retained         Total
                                                  Common Stock               Paid-in         Earnings      Stockholders'
                                          Shares            Amount           Capital        (Deficit)         Equity
                                          ------            ------         ----------        --------      ------------


Balance, January 29, 1994              13,792,647        $6,896,324       $114,654,417     $78,535,733     $200,086,474


Net earnings for the year ended
    January 28, 1995                            -                 -                  -      23,616,171       23,616,171
Exercise of stock options                  48,000            24,000            420,405               -          444,405
Dividends paid ($.06 per share)                 -                 -                  -        (830,145)        (830,145)
                                       ----------        ----------        -----------     -----------      -----------
Balance, January 28, 1995              13,840,647         6,920,324        115,074,822     101,321,759      223,316,905
                                       ----------        ----------        -----------     -----------      -----------

Net loss for the year ended
    February 3, 1996                            -                 -                  -     (38,602,114)     (38,602,114)
Exercise of stock options                  32,000            16,000            138,195               -          154,195
Dividends paid ($.06 per share)                 -                 -                  -        (831,576)        (831,576)
                                       ----------         ---------          ---------      ----------       ----------

Balance, February 3, 1996              13,872,647         6,936,324        115,213,017      61,888,069      184,037,410
                                       ----------        ----------        -----------      ----------      -----------


Net loss for the year ended
    February 1, 1997                            -                 -                  -    (111,427,903)    (111,427,903)
Shares issued in connection with the
  acquisition of Shoe Corporation
  of America                                6,001             3,001            104,942               -          107,943
Exercise of stock options                  13,749             6,874             98,264               -          105,138
Dividends paid ($.06 per share)                 -                 -                  -        (833,328)        (833,328)
                                       ----------        ----------         ----------     -----------      -----------

Balance, February 1, 1997              13,892,397        $6,946,199       $115,416,223    $(50,373,162)    $ 71,989,260
                                       ==========        ==========       ============    ============     ============








See accompanying notes to consolidated financial statements

                    J. BAKER, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
       For the years ended  February  1, 1997,  February 3, 1996
                       and January 28, 1995


                                                                         1997                 1996                 1995
                                                                         ----                 ----                 ----
Cash flows from operating activities:
      Net earnings (loss)                                          $(111,427,903)       $ (38,602,114)       $  23,616,171
      Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
         Depreciation and amortization:
             Fixed assets                                             21,151,307           21,985,599           19,015,776
             Deferred charges, intangible assets and
                deferred financing costs                               8,317,866           10,490,278            8,922,497
         Deferred income taxes                                       (47,610,000)         (20,153,000)           7,955,364
         Loss on disposals and revaluation of assets                  97,815,906           29,900,000                    -
         Change in:
             Accounts receivable                                       2,002,092            3,088,464            8,466,255
             Merchandise inventories                                  52,566,128           36,583,661          (56,854,448)
             Prepaid expenses                                         (1,758,077)          (3,030,223)          (1,449,914)
             Accounts payable                                        (29,177,966)         (15,678,736)          12,529,534
             Accrued expenses                                          5,340,437            9,561,924           (9,986,666)
             Income taxes payable/receivable                           8,617,396           (7,709,089)           1,165,288
             Other liabilities                                         3,724,711           (4,045,342)          (7,267,692)
                                                                     -----------           ----------           ----------
                Net cash provided by
                 operating activities                                  9,561,897           22,391,422            6,112,165
                                                                     -----------           ----------           ----------

Cash  flows from investing activities: Capital expenditures for:
         Property, plant and equipment                               (16,420,644)         (28,062,433)         (44,513,548)
         Other assets                                                 (1,921,816)          (1,379,958)         (12,000,475)
      Payments received on note receivable                             3,888,000            2,900,000                    -
                                                                     -----------          -----------          -----------
                Net cash used in investing activities                (14,454,460)         (26,542,391)         (56,514,023)
                                                                     -----------          -----------          -----------

Cash flows from financing activities:
      Repayment of senior debt                                        (8,700,000)          (1,500,000)          (2,636,300)
      Proceeds from other long term debt                                       -            4,700,000           51,300,000
      Proceeds from mortgage payable                                  15,500,000                    -                    -
      Payment of mortgage escrow                                        (605,215)                   -                    -
      Release of restricted cash                                               -                    -            3,455,357
      Proceeds from issuance of common stock, net of retirements         213,081              154,195              444,405
      Payment of dividends                                              (833,328)            (831,576)            (830,145)
                                                                       ---------           ----------           ----------
                Net cash provided by financing activities              5,574,538            2,522,619           51,733,317
                                                                       ---------           ----------           ----------

Net increase (decrease) in cash and cash equivalents                     681,975           (1,628,350)           1,331,459

Cash and cash equivalents at beginning of year                         3,287,141            4,915,491            3,584,032
                                                                       ---------           ----------           ----------

Cash and cash equivalents at end of year                            $  3,969,116         $  3,287,141         $  4,915,491
                                                                     ===========          ===========          ===========




See accompanying notes to consolidated financial statements

                    J. BAKER, INC. AND SUBSIDIARIES
                Notes    to    Consolidated    Financial Statements
             February 1, 1997,  February 3, 1996 and January 28, 1995

(1)      Summary of Significant Accounting Policies
         ------------------------------------------
         Nature of Operations
            J. Baker, Inc. and subsidiaries (the "Company") is engaged in the retail sale of apparel and footwear. As of February 1, 1997, the Company's Casual Male Big & Tall, Work 'n Gear and Licensed Discount footwear businesses operated 1,443 locations in 47 states and the District of Columbia. The Company operates the 440 store chain of Casual Male Big & Tall men's stores which sell fashion, casual and dress clothing and footwear to the big and tall man and the 66 store chain of Work 'n Gear work clothing stores which sell a wide selection of workwear as well as health care apparel and uniforms for industry and service businesses, and sells footwear through 937 self-service licensed shoe departments in mass merchandising department stores. In all of these operations, the Company emphasizes the sale of quality products at comparatively low prices. See Note 2 for information regarding the divestitures of the Company's Shoe Corporation of America (SCOA) and Parade of Shoes divisions and the liquidation of the Company's Fayva shoe division.

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

         Fiscal Year
            The Company follows a 52 - 53 week fiscal year ending on the Saturday nearest January 31. The fiscal year ended February 3, 1996 contained 53 weeks.

         Fair Value of Financial Instruments
            The carrying amount of cash, cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company's long-term instruments is estimated based on market values for similar instruments. At February 1, 1997, the difference between the carrying value of long-term instruments and their estimated fair value is not material.

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

                       J. BAKER, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

            Maintenance and repairs are charged to expense as incurred. Major renewals or replacements are capitalized. When properties are retired or otherwise disposed of, the asset and related reserve account are relieved and the resulting gain or loss, if any, is credited or charged to earnings.

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
            The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on February 4, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity. See Note 2 regarding asset write-offs as a result of the Company's decision to downsize its footwear operations.

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

            Fully diluted earnings per share is based on the weighted average number of shares of common stock outstanding during the applicable period. Included in this calculation is the dilutive effect of stock options and warrants. Included in this calculation for the period ended January 28, 1995 is the dilutive effect of common stock issuable under the 7% convertible subordinated notes due 2002. The common stock issuable under the 7% convertible subordinated notes was not included in the calculation for the periods ended February 1, 1997 and February 3, 1996 because its effect would be antidilutive.

         Revenue Recognition
            The Company recognizes revenue at the time of sale in its retail stores and licensed departments.

         Store Opening and Closing Costs
            Direct incremental store opening costs are amortized to expense over a twelve month period. All costs related to store closings are expensed at the time of closing.

         Deferred Lease Acquisition Costs
            Costs incurred in connection with the acquisition of license agreements were classified as deferred lease acquisition costs and were being amortized over the terms of the respective leases, which ranged from three to twenty years.

         Stock Options
            Prior to February 4, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 4, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Income Taxes
            Deferred taxes are provided for using the asset and liability method for temporary differences between financial and tax reporting.

(2)      Restructuring and Other Non-Recurring Charges
         ---------------------------------------------
            During the fourth quarter of fiscal 1997, the Company restructured its footwear operations in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the restructuring, in March, 1997 the Company completed the sales of its Shoe Corporation of America ("SCOA") and Parade of Shoes divisions, and has begun to downsize its Licensed Discount footwear division. As part of the restructuring, the Company made a determination that it would reduce its investment in its Licensed Discount footwear business. The Company currently intends to concentrate the Licensed Discount division's efforts on its major licensors while exploring future strategic options for this business. The Company recorded a pre-tax charge of $166.6 million ($117.1 million, or $8.42 per share, on an after-tax basis) related to the sales of the SCOA and Parade of Shoes divisions, the write-down to realizable value of certain assets related to its Licensed Discount shoe division, and severance and consolidation costs related to the downsizing of the Company's administrative areas and facilities. Of the pre-tax charge, $122.3 million is included as a separate component of results of operations in the Company's Consolidated Statement of Earnings for the year ended February 1, 1997. The Company has also recorded a charge to cost of sales of $37.3 million related to a reduction in the Licensed Discount division's inventory to net realizable value. The remaining components of the charge include an increase in the allowance for doubtful accounts for the Licensed Discount division's accounts receivable, and losses incurred from actions taken in order to maximize the cash proceeds received for the assets sold in the Parade of Shoes and SCOA divisions subsequent to the Company's decision to dispose of each. In connection with the above events, the Company reduced its work force during the first quarter of fiscal 1998 by approximately 3,481 employees of whom approximately 1,693 were full-time and 1,788 were part-time.

            Asset write-offs included in the restructuring and other non-recurring charges totaled $99.6 million, while the balance of the charge will require cash outlays, primarily in fiscal 1998. See
            Note 5 for information regarding the write-off of certain assets of the Company's footwear operations.

            The   significant   components  of  the   restructuring   and  other
            non-recurring charges and the reserves remaining as of February 1, 1997 were as follows:

                                                                                       Charges           Remaining
                                                                                       Recorded          Reserves
                                                                                       ---------         ----------

                  Loss on sales of divisions                                         $ 63,737,000       $ 2,777,000

                  Asset write-offs and obligations related to
                    the reduction of the Company's investment
                    in its Licensed Discount shoe division                             36,739,000         2,800,000

                  Severance and employee benefit costs                                  9,300,000         8,600,000

                  Lease obligations and asset write-offs for
                    excess corporate facilities                                         9,733,000         4,800,000

                  Other                                                                 2,800,000         2,550,000
                                                                                       ----------        ----------

                                                                                     $122,309,000       $21,527,000
                                                                                      ===========        ==========

                      J. BAKER, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

         Sale of Shoe Corporation of America Division
            On March 5, 1997, the Company announced it had sold its SCOA division to an entity formed by CHB Capital Partners of Denver Colorado, along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. The transaction involved the transfer to the buyer of the division's inventory, fixed assets, intellectual property and license agreements for the various department and specialty store chains serviced by SCOA as well as the assumption by the buyer of certain liabilities of the SCOA division. In connection with the sale of SCOA, the Company paid a total of $3.0 million to former stockholders of SCOA in order to satisfy a contractual contingent payment obligation, based on earnings, owed to such former SCOA stockholders. Net cash proceeds received from the sale, reduced by the amount of the contingent payment, by a $1.4 million two-year escrow account balance, and by transaction expenses of $1.3 million, totaled approximately $40.0 million. The Company also remains as guarantor on certain of SCOA's license agreements for periods not to exceed two years.

         Sale of Parade of Shoes Division
            On March 10, 1997, the Company completed the sale of its Parade of Shoes division to Payless ShoeSource, Inc. ("Payless") of Topeka, Kansas. The transaction involved the transfer to Payless of the division's inventory, fixed assets, intellectual property and leases on the 186 Parade of Shoes stores. Net cash proceeds from the sale, reduced by a $2.7 million two-year escrow account balance and the retained accounts payable of the division, were approximately $20.0 million. The Company remains contingently liable under certain of the Parade of Shoes store leases assigned to Payless.

         Revaluation and Downsizing of Licensed Discount Shoe Division
            As part of the restructuring of its footwear business, the Company made a determination that it would reduce its investment in its Licensed Discount footwear business. The Company currently intends to concentrate the Licensed Discount division's efforts on its major licensors while exploring future strategic options for this business. As a result, the Company undertook an evaluation of the value of the assets in the Licensed Discount business, and wrote off certain assets which did not benefit future operations and wrote down other assets to expected realizable value. Included in the restructuring and other non-recurring charges for the year ended February 1, 1997, are write-offs of intangible assets of $33.9 million, which the Company deems to have no future value, and $2.8 million in accrued costs relating to the repositioning and downsizing of the Licensed Discount business. In addition, the Company has recorded a charge of $37.3 million to cost of sales, representing the write-down of the Licensed Discount division's inventory to net realizable value and a charge of $2.2 million to selling, administrative and general expenses, representing an increase to the Company's allowance for doubtful accounts related to amounts expected to be realized from the settlement of Chapter 11 claims with various licensors.

         Disposal of Fayva Division
            In the year ended February 3, 1996, the Company recorded restructuring charges of $69.3 million (which had an after-tax effect of $41.6 million or $3.00 per share) as a result of the liquidation of the Company's Fayva footwear division. Restructuring charges included actual costs for employee severance and other benefits of $3.5 million (a total of 2,545 full and part-time employees were terminated), fixed asset write-offs of $18.5 million and a loss on the disposal of inventory of $20.5 million. Also included in restructuring charges is a charge of $26.8 million for costs related to the disposition of the Fayva store leases. Accrued at February 1, 1997 are lease termination costs of $2.0 million which are expected to be paid by the end of fiscal 1998.

(3)      Bankruptcy Filings of Licensors
         -------------------------------
            On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the

                      J. BAKER, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

            event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the fiscal year ended February 1, 1997 were $57.7 million.

            On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. Jamesway liquidated its inventory, fixed assets and real estate and ceased operation of its business in all of its 90 stores. The Company participated in Jamesway's going out of business sales and liquidated substantially all of its footwear inventory in the 90 Jamesway stores during the going out of business sales. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Because Jamesway ceased operation of its business, the Company's license agreement was rejected. The Company has negotiated a settlement of the amount of its claim with Jamesway which has been approved by the Bankruptcy Court. It is anticipated that, if approved, a partial distribution of the amount owed to the Company under the settlement will be made during the second half of fiscal 1998.

            On April 26, 1990, Ames Department Stores, Inc., and related entities ("Ames"), a significant licensor of the Company (see Notes 5 and 12), filed for protection under Chapter 11 of the United States Bankruptcy Code. On December 18, 1992, the Company and Ames executed Amendment No. 2 to the Ames license agreement and the Company and Ames executed a certain Stipulation which was filed with the United States Bankruptcy Court for the Southern District of New York and approved on January 6, 1993, the consummation date of Ames' Plan of Reorganization. The Stipulation provided that the license agreement between Ames and the Company shall be modified and amended and the license agreement assumed by Ames. Further, pursuant to the Stipulation, the Company settled its $13.7 million pre-petition claim with Ames and, in return, the Company received $5 million in cash and a promissory note issued by Ames in the amount of $8.7 million bearing interest at the rate of 6.0% per annum and having a final maturity on December 1, 1997. At February 1, 1997, the outstanding balance of the Ames promissory note is $2.9 million. The Stipulation further provided for a mortgage lien on and security interest in the real property and buildings in Rocky Hill, Connecticut comprising the executive offices of Ames, which mortgage lien and security interest shall be used as security in repayment for the promissory note, and which shall be senior to all other liens and security interests except those granted in favor of certain banks under a credit agreement with such banks.

(4)      Accounts Receivable
         --------------------
            Trade accounts receivable are principally comprised of amounts due from landlords of the Company's licensed shoe departments. The Company performs regular credit evaluations of its licensors, and generally does not require collateral from its licensors.

            The following is a summary of the activity affecting the allowance for doubtful accounts receivable for the years ended February 1, 1997, February 3, 1996 and January 28, 1995:

                                                                        1997             1996             1995
                                                                        ----             ----             ----
            Balance, beginning of year                              $3,217,429        $1,972,723       $  521,922

            Additions charged to expense                             2,200,000         1,413,580        1,450,801

            Write-offs, net of recoveries                             (130,812)         (169,054)               -
                                                                     ---------         ---------        ---------

            Balance, end of year                                    $5,286,617        $3,217,249       $1,972,723
                                                                     =========         =========        =========

                                       28

                      J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(5)      Other Assets
         ------------
            Other assets, net of accumulated amortization, at February 1, 1997 and February 3, 1996 were comprised of:

                                                                                               1997                1996
                                                                                               ----                ----
                  Systems development costs, net of accumulated
                      amortization of $4,529,842 and $9,566,062                             $ 4,529,811         $14,165,479
                  Deferred lease acquisition costs, net of accumulated
                      amortization of $18,628,527 at February 3, 1996                                 -          29,799,508
                  Excess of costs over net assets acquired, net of
                      accumulated amortization of $1,828,479 at
                      February 3, 1996                                                                -          10,131,228
                  Notes Receivable, net of current portion of
                      $2,900,000 at February 1, 1997 and
                      February 3, 1996                                                                -           3,888,000
                  Other intangible assets and deferred charges, net of
                      accumulated amortization of $1,157,036 and $2,556,558                   1,814,746           2,372,428
                  Cash surrender value of officers' life insurance, net                          47,279             539,306
                  Deposits                                                                      917,575             402,931
                                                                                             ----------          ----------

                                                                                            $ 7,309,411         $61,298,880
                                                                                             ==========          ==========

            As of February 1, 1997, the Company wrote off certain assets, primarily systems development costs and excess of costs over net assets acquired, in connection with the sales of the SCOA and Parade of Shoes divisions. In conjunction with the restructuring of the Company's footwear operations, the Company undertook an evaluation of the value of the assets in the Licensed Discount footwear business. As a result, as of February 1, 1997, the Company wrote off certain assets which did not benefit future operations and wrote down other assets to expected realizable value, including deferred lease acquisition costs, systems development costs and excess of costs over net assets acquired.

            Remaining systems development costs are being amortized on a straight line basis over eight years. Deferred lease acquisition costs consisted primarily of payments made in connection with the acquisition of license agreements and were being amortized over the terms of the respective license agreements. The excess of costs over net assets acquired was the result of the acquisitions of various businesses and was being amortized over periods of fifteen to twenty years. Notes receivable consist of a 6.0% note from Ames maturing on December 1, 1997 (see Note 3) and a $988,000 (at February 3, 1996) 10.25% note from Hills Department Store Company. Other intangible assets and deferred charges consist primarily of costs incurred for the issuance of debt and are being amortized over periods of three to ten years.

(6)      Debt
         ----
         Long-Term Debt
            Long-term debt at February 1, 1997 and February 3, 1996 was comprised of:

                                                                                   1997                   1996
                                                                                   ----                   ----
                  Credit facility (weighted average                             $125,800,000          $133,000,000
                    interest rate of 8.2% in fiscal 1997
                    and 7.9% in fiscal 1996)
                  Mortgage note, net of current portion                           14,987,673                     -
                                                                                 -----------           -----------
                    (interest rate of 9.0%)
                                                                                $140,787,673          $133,000,000
                                                                                 ===========           ===========

            The Company currently has a revolving credit facility on an unsecured basis with Fleet National Bank, The First National Bank of Boston, The Yasuda Trust and Banking Company, Ltd., Bank Hapoalim B.M., National City Bank of Columbus, Standard Chartered Bank and Citizens Bank of Massachusetts (the "Banks"). The aggregate

                       J. BAKER, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

            commitment amount under this revolving credit facility was reduced from $205 million to $145 million upon receipt of the proceeds of the sales of the Company's SCOA and Parade of Shoes divisions. Borrowings under the revolving credit facility can, at the discretion of the Company, be in the form of any combination of loans, bankers' acceptances and letters of credit. Loans under the revolving credit facility bear interest, at the Company's discretion, at Fleet National Bank of Massachusetts' corporate base rate or at the London Interbank Offered Rate (LIBOR) plus a margin. The margin amount, as well as a commitment fee, is determined based on a financial ratio as defined in the revolving credit facility.

            This facility expires on May 30, 1998. At February 1, 1997, the Company had $49.8 million available for borrowing under this facility.

            On December 30, 1996, JBAK Canton Realty, Inc. ("Realty"), a subsidiary of JBAK Holding, Inc. ("Holding") and an indirect, wholly-owned subsidiary of the Company, obtained a $15.5 million mortgage loan from The Chase Manhattan Bank secured by the real estate, buildings and other improvements owned by Realty located at 555 Turnpike Street, Canton, Massachusetts. Realty leases the property to JBI, Inc. ("JBI"), a wholly-owned subsidiary of the Company. The property is used as the Company's corporate headquarters. Neither Holding nor Realty has agreed to pay or make its assets available to pay creditors of the Company or JBI. Neither the Company nor JBI have agreed to make their assets available to pay creditors of Holding or Realty. Proceeds of the mortgage loan were used to pay down loans under the Company's revolving credit facility.

         Senior Subordinated Debt
            In June 1989, the Company issued $35 million of senior subordinated notes with detachable warrants which enable the holders to purchase 600,000 shares of the Company's common stock at a price of $20 per share, subject to adjustments. At February 1, 1997, the detachable warrants enable holders to purchase approximately 640,000 shares at $18.80 per share. Subject to certain conditions, the Company may repurchase all, but not less than all, of the outstanding warrants for 150% of the then per share warrant exercise price. The senior subordinated notes of $4,451,411 at February 1, 1997 ($5,912,711 at February 3, 1996) are presented net of $48,589 ($87,289 at February 3, 1996), which reflects the unaccreted portion of the $1,710,000 value originally assigned to the detachable warrants. The value of the warrants was recorded as additional paid-in capital and is being accreted using the effective interest method.

            The senior subordinated debt was reduced by $27.5 million in June, 1992 with proceeds from the $70 million 7% convertible subordinated notes referred to below. The senior subordinated notes are due in installments of $1.5 million per year beginning in May, 1995 with a final payment in May, 1999. Interest, currently at 11.21%, is payable quarterly.

         Convertible Subordinated Debt
            Convertible subordinated debt at February 1, 1997 and February 3, 1996 was comprised of:

                                                                                    1997                  1996
                                                                                    ----                  ----
                  7% convertible subordinated notes                              $70,000,000           $70,000,000
                  Convertible debentures                                             353,000               353,000
                                                                                  ----------            ----------
                                                                                 $70,353,000           $70,353,000
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

            Prior to the Company's acquisition of Morse Shoe, Inc. ("Morse"), 94% of the Morse convertible debentures converted into Morse common stock. Since the acquisition of Morse on January 30, 1993, holders of $2.7 million of additional Morse convertible debentures converted their debt into 49,820 shares of J. Baker common stock. The remaining balance of $353,000 convertible debentures accrued no interest until January 15, 1997,

                         J. BAKER, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

            at which time the rate became 8%, and no principal will be payable until January 15, 2002. The debt is subject, under certain circumstances, to mandatory conversion. Approximately 6,500 shares of J. Baker common stock are reserved for any future conversions of the remaining Morse convertible debentures.

            The Company's revolving credit facility and senior subordinated notes contain various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends and the maintenance of specified financial ratios, minimum levels of working capital and other financial criteria. At February 1, 1997, the Company was in compliance with such covenants.

            The Company is restricted, under various debt agreements, from paying cash dividends unless tangible net worth exceeds certain required levels. As defined by the most restrictive of those agreements, minimum tangible net worth, as so defined, was $199 million at February 1, 1997. At February 1, 1997, the Company's tangible net worth, as so defined, was approximately $258 million.

            Scheduled   principal   repayments   of   long-term   debt,   senior
            subordinated notes and convertible subordinated debt for the next five fiscal years and thereafter are as follows:

                             Fiscal year
                           ending January
                           --------------
                                1998                                            $  2,012,327
                                1999                                             127,860,387
                                2000                                               2,112,955
                                2001                                                 670,455
                                2002                                                 733,348
                                Thereafter                                      $ 82,763,528

(7)      Taxes on Earnings
         -----------------
            Income tax expense (benefit) attributable to income (loss) from continuing operations consists of:

                                                                      Current              Deferred                Total
                                                                      -------              --------                -----
                Year ended February 1, 1997:
                  Federal                                        $           -          $(32,688,000)         $(32,688,000)
                  State and city                                     1,764,000           (14,922,000)          (13,158,000)
                                                                   -----------           -----------            ----------
                                                                 $   1,764,000          $(47,610,000)         $(45,846,000)
                                                                   ===========           ===========           ===========
                Year ended February 3, 1996:
                  Federal                                          $(7,311,000)         $(13,271,000)         $(20,582,000)
                  State and city                                     1,641,000            (6,882,000)           (5,241,000)
                                                                    ----------           -----------           -----------
                                                                   $(5,670,000)         $(20,153,000)         $(25,823,000)
                                                                    ==========           ===========           ===========
                Year ended January 28, 1995:
                  Federal                                          $ 4,132,000           $ 5,308,000           $ 9,440,000
                  State and city                                     2,100,000             1,743,000             3,843,000
                                                                    ----------            ----------            ----------
                                                                   $ 6,232,000           $ 7,051,000           $13,283,000
                                                                    ==========           ============           ==========

             The following is a reconciliation between the statutory federal income tax rate and the Company's effective rate for the years ended February 1, 1997, February 3, 1996 and January 28, 1995:

                                                                         1997                 1996                   1995
                                                                         ----                 ----                   ----
                  Statutory federal income tax rate                     (35.0%)              (35.0%)                 35.0%
                  State income taxes, net of federal
                     income tax benefit                                  (5.4%)               (5.3%)                  6.8%
                  Jobs tax credits                                          -                 (0.6%)                 (1.6%)
                  Change in beginning of year balance in the valuation
                     allowance for deferred tax assets                    7.4%                   -                   (2.6%)
                  Other                                                   3.8%                 0.8%                  (1.6%)
                                                                         -----                -----                  -----
                                                                        (29.2%)              (40.1%)                 36.0%
                                                                         =====                =====                  =====

                         J. BAKER, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

             The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 1, 1997 and February 3, 1996 are presented below:

                                                                                        1997                1996
                                                                                        ----                ----
              Deferred tax assets:
                 Accounts receivable                                               $     550,000        $    550,000
                 Inventory                                                            32,692,000           1,500,000
                 Intangible assets                                                    11,506,000             (71,000)
                 Other assets                                                          1,227,000             516,000
                 Nondeductible accruals and reserves                                  12,476,000           9,154,000
                 Operating loss and credit carryforwards                              46,759,000          42,443,000
                                                                                     -----------         -----------
                     Total gross deferred tax assets                                 105,210,000          54,092,000
                     Less valuation allowance                                        (26,636,000)        (14,969,000)
                                                                                     -----------         -----------
                     Net deferred tax assets                                          78,574,000          39,123,000
                                                                                     -----------         -----------
              Deferred tax liabilities:
                 Property, plant and equipment                                        (5,811,000)        (13,970,000)
                 Intangible assets                                                    (6,426,000)         (6,426,000)
                 Other liabilities                                                    (2,590,000)         (2,590,000)
                                                                                     -----------         -----------
                     Total gross deferred tax liabilities                            (14,827,000)        (22,986,000)
                                                                                     -----------         -----------
                     Net deferred tax asset                                         $ 63,747,000        $ 16,137,000
                                                                                     ===========         ===========

            At February 1, 1997 and February 3, 1996, the net deferred tax asset consisted of the following:

                                                                                         1997               1996
                                                                                         ----               ----
               Deferred tax asset - current                                         $ 37,548,000        $  9,198,000
               Deferred tax asset - noncurrent                                        26,199,000           6,939,000
                                                                                      ----------          ----------
                                                                                    $ 63,747,000        $ 16,137,000
                                                                                     ===========         ===========


            The valuation allowance for deferred tax assets as of February 3, 1996 was $14,969,000. The increase in valuation reserve of $11,667,000 is attributable to an increase in temporary differences for which a reserve is required.

            At February 1, 1997, the Company has net operating loss carryforwards ("NOLS") and general business credit carryforwards for federal income tax purposes of approximately $97.0 million and $1.3 million, respectively, which expire in years ended January, 2002 through January, 2012. Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), requires that the tax benefit of such NOLS be recorded as an asset to the extent that the Company assesses the utilization of such NOLS to be "more likely than not". The NOLS available for future utilization were generated principally by restructuring and other non-recurring charges which are not expected to continue. The Company has determined, based upon the history of prior operating earnings in its ongoing businesses and its expectations for the future, that operating income of the Company will more likely than not be sufficient to utilize fully the $97.0 million of NOLS prior to their expiration in the year 2012.

            The Company has minimum tax credit carryforwards of approximately $4.0 million available to reduce future regular federal income taxes, if any, over an indefinite period.

(8)       Pension and Profit Sharing Plans
          --------------------------------
            The Company has a noncontributory  pension plan (the "Pension Plan")
            which  covers   substantially   all   non-union   employees  and  is
            administered by Trustees who are officers of the Company.

                       J. BAKER, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

            The following table sets forth the Pension Plan's funded status at February 1, 1997 and February 3, 1996:

                                                                                       1997                  1996
               Actuarial present value of benefit obligations:                         ----                  ----
                   Vested                                                          $12,696,000           $11,420,000
                   Non-vested                                                        1,170,000             1,053,000
                                                                                    ----------           -----------
                         Total accumulated benefit obligations                     $13,866,000           $12,473,000
                                                                                    ==========            ==========

               Plan assets at fair value                                           $15,737,000           $12,137,000
               Actuarial present value of projected benefit obligations            (18,832,000)          (17,100,000)
                                                                                    ----------           -----------
               Deficiency of plan assets over projected benefit obligations         (3,095,000)           (4,963,000)

               Unrecognized prior service benefit                                     (449,000)             (494,000)
               Unrecognized net transitional liability                                 979,000             1,100,000
               Unrecognized net actuarial loss                                         520,000             2,612,000
                                                                                    ----------           -----------

               Accrued pension cost                                                $(2,045,000)          $(1,745,000)
                                                                                    ==========            ==========


            In December 1993, the Board of Directors of the Company established a Supplemental Retirement plan (the "Supplemental Plan") to provide benefits attributable to compensation in excess of $150,000, but less than $254,064. The following table sets forth the Supplemental Plan's funded status at February 1, 1997 and February 3, 1996:

                                                                                        1997                  1996
                                                                                        ----                  ----
               Actuarial present value of benefit obligation:
                    Vested                                                           $ 251,000             $ 203,000
                    Non-vested                                                         110,000                89,000
                                                                                       -------              --------
                         Total accumulated benefit obligations                       $ 361,000             $ 292,000
                                                                                      ========              ========

               Plan assets at fair value                                             $       -             $       -
               Actuarial present value of projected benefit obligations               (700,000)             (829,000)
                                                                                      --------              --------
               Deficiency of plan assets over projected benefit obligations           (700,000)             (829,000)

               Unrecognized prior service cost                                         400,000               433,000
               Unrecognized net actuarial (gain) loss                                 (149,000)               80,000
                                                                                       -------               -------

               Accrued pension cost                                                  $(449,000)            $(316,000)
                                                                                      ========              ========

            Assumptions used to develop the plans' funded status were discount rate (7.5% in 1997, 7.25% in 1996) and increase in compensation levels (4.5%).

            Plan assets of both the Pension Plan and the Supplemental Plan consist primarily of common stock, U.S. government obligations, mutual funds and insurance contracts.

            Net pension cost for the years ended February 1, 1997, February 3, 1996 and January 28, 1995 included the following components:

                                                                       1997             1996               1995
                                                                       ----             ----               ----
                  Service cost - benefits earned
                      during the year                               $1,828,000       $1,260,000         $1,223,000
                  Interest cost on projected
                      benefit obligation                             1,420,000        1,199,000          1,056,000
                  Actual return on plan assets                      (2,657,000)      (1,528,000)           (66,000)
                  Net amortization and deferral                      1,734,000          655,000           (565,000)
                                                                     ---------        ---------          ---------

                      Net pension cost                              $2,325,000       $1,586,000         $1,648,000
                                                                     =========        =========          =========

                        J. BAKER, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

            Assumptions used to develop the net periodic pension cost for fiscal 1997 were discount rate (7.25%), expected long-term return on assets (9.0%) and increase in compensation levels (4.5%).

            In January 1992, the Company implemented a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. Under the 401(k) plan, the Company matches 25% (50% for the year ended January 28, 1995) of the qualified employee's contribution up to 3% of the employee's salary. The total cost of the matching contribution was $379,000, $441,000 and $915,000 for the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

            The Company has established incentive bonus plans for certain executives and employees. The bonus calculations are based on the achievement of certain profit levels, as defined in the plans. For the years ended February 1, 1997, February 3, 1996 and January 28, 1995, $145,500, $50,000 and $940,000, respectively, was provided for bonuses under the plans.

            The Company does not provide post-retirement benefits other than pensions as defined under SFAS #106.

(9)      Stock Options and Performance Share Awards
         ------------------------------------------
            The Company has options outstanding under the Amended and Restated 1985 Stock Option Plan, the 1992 Directors' Stock Option Plan and the 1994 Equity Incentive Plan (the "Stock Option Plans"). In addition, the Company has granted options which are not part of any Stock Option Plan.

            The Amended and Restated 1985 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to key employees at an option price of not less than 100% of the fair market value of a share on the date of grant of the option. Under this plan, there are no shares of common stock available for grant at February 1, 1997 as no options could be granted thereunder after June, 1995.

            In fiscal 1995, the Company established the 1994 Equity Incentive Plan, which provides for the issuance of one million shares of common stock to officers and employees in the form of stock options (both incentive options and non-qualified options), grants of restricted stock, grants of performance shares and unrestricted grants of stock. At February 1, 1997, 26,500 shares of common stock are reserved for grants of performance shares, and 368,091 shares of common stock remain available for all other types of grants.

            Options granted under the Amended and Restated 1985 Stock Option Plan and the 1994 Equity Incentive Plan become exercisable either ratably over four or more years or upon grant, at the discretion of the Board of Directors, and expire ten years from the date of grant.

            The 1992 Directors' Stock Option Plan provides for the automatic grant of an option to purchase 2,500 shares of the Company's common stock upon a director's initial election to the Board of Directors and, in addition, at the close of business on the fifth business day following the Company's annual meeting of stockholders. Options under the Directors' Plan are granted at a price equal to the closing price of the Company's common stock on the date of grant. They are exercisable in full as of the date of grant and expire ten years from the date of grant. Under this plan, there are 15,000 shares of common stock available for grant at February 1, 1997.

            The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for stock options in the Company's results of operations. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, net loss and net loss per common share would have been increased by $940,000 and $0.07 in fiscal 1997 and $300,000 and $0.02 in fiscal 1996, respectively. There is no effect on fully diluted earnings per share.

                      J. BAKER, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

            The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model, with the following weighted average assumptions used for grants in fiscal 1997 and fiscal 1996.

                                                                                 1997              1996
                                                                                 ----              ----

                  Risk-free interest rate                                         5.9%              6.2%
                  Expected option lives                                        6.8 years         7.1 years
                  Expected volatility                                            59.0%             59.2%
                  Expected dividend yield                                         0.8%              0.5%

            The effect of applying SFAS No. 123 is not representative of the proforma effect on net earnings in future years because it does not take into consideration proforma compensation expense related to grants made prior to fiscal 1996.

            Data with respect to stock options for fiscal years 1997, 1996 and 1995 is as follows:

                                                             1997                    1996                     1995
                                                   ------------------------  ----------------------   ---------------------
                                                                  Weighted                 Weighted                Weighted
                                                                   Average                  Average                 Average
                                                                  Exercise                 Exercise                Exercise
                                                     Shares         Price      Shares        Price      Shares       Price
                                                    ---------     --------    --------     --------     ------     --------

                Outstanding at beginning of year    1,176,170       $15.30   1,091,395       $16.58     884,920      $15.42
                Granted                               731,262         8.70     338,000        12.88     336,025       19.21
                Exercised                             (13,749)        7.65     (32,000)        4.82     (48,000)       9.26
                Cancelled                            (821,253)       16.55    (221,225)       19.43     (81,550)      19.36
                                                    ---------                 --------                 --------
                Options outstanding at end of year  1,072,430         9.58   1,176,170        15.30   1,091,395       16.58
                                                    =========                =========                =========

                Options exercisable at end of year    516,027                  589,102                  453,945
                Weighted average fair-value of
                  options granted during the year      $ 4.94                    $8.08

            Effective as of February 5, 1996, the Board of Directors offered all employee participants in the Stock Option Plans the opportunity to reprice to $9.00 per share any currently outstanding stock options with exercise prices in excess of $9.00 per share. On February 5, 1996, the fair market value of the Company's common stock was $5.25 per share. Pursuant to the repricing program, any employee electing to reprice outstanding stock options was also required to accept a reduced number of options shares commensurate with the reduction in price to $9.00 from the price of the original grant. Each repriced option retained the vesting schedule associated with the original grant. Holders of original option grants totaling 646,376 shares elected to reprice such options at $9.00 per share resulting in a reduction of such options held to 342,962 shares, which is contained in the number of options granted in fiscal 1997.

            The following table sets forth a summary of the stock options outstanding at February 1, 1997:

                                              Options Outstanding                             Options Exercisable
                                   --------------------------------------------------   --------------------------------
                                                 Weighted Average
                                                    Remaining
                   Range of          Number         Years of         Weighted Average      Number       Weighted Average
                Exercise price     Outstanding   Contractual Life     Exercise Price     Exercisable     Exercise Price
                ---------------    -----------   ----------------    ----------------    -----------    ----------------
                $ 4.88 - $ 8.63      347,920           7.3                $ 7.35           135,320           $ 6.65
                $ 9.00 - $ 9.88      583,985           7.3                $ 9.15           270,782           $ 9.18
                $12.00 - $16.63       72,000           6.9                $13.41            55,575           $13.46
                $17.00 - $22.38       68,525           6.8                $20.53            54,350           $20.64
                                    --------                                               -------

                $ 4.88 - $22.38    1,072,430           7.3                $ 9.58           516,027           $10.18
                                   =========                                               =======

                      J. BAKER, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

            During fiscal 1997, the Company granted Performance Share Awards that entitle certain officers to shares of the Company's common stock in fiscal 1999 if the price of the common stock attains a "Target Price" (the average closing price of the Company's common stock for the fifteen consecutive trading days prior to April 30,
            1998) between $10.00 and $14.00. If such Target Price is attained, the Company will grant between 61,750 and 123,500 shares of the Company's common stock, respectively, to the eligible officers.

(10)     Commitments and Contingent Liabilities
         --------------------------------------
         Leases
            The Company operates mainly from leased premises under license agreements generally requiring payment of annual rentals contingent upon sales. The Company leases its computers, vehicles and certain of its offices and warehouse facilities, in addition to its retail stores.

            The Company remains liable under certain leases and lease guaranties for premises previously leased by the Company for the operation of Parade of Shoes and Fayva shoe stores (the "Excess Property Leases"). The total liability under the Excess Property Leases is approximately $61.1 million as of February 1, 1997. The Company has reduced its actual liability by assigning or subleasing substantially all of the Excess Property Leases to unaffiliated third parties.

            At February 1, 1997, minimum rental commitments under operating leases are as follows:

                    Fiscal Year
                  ending January                        Net minimum rentals               Minimum sub-rentals
                  --------------                        -------------------               -------------------
                                                                           (in thousands)
                      1998                                    $ 43,709                          $  661
                      1999                                      37,239                             653
                      2000                                      28,100                             648
                      2001                                      20,935                             580
                      2002                                      16,014                             409
                      Thereafter                                36,504                               -
                                                               -------                           -----

                                                              $182,501                          $2,951
                                                               =======                           =====

            Rent expense for the years ended February 1, 1997, February 3, 1996 and January 28, 1995 was as follows:

                                                                          1997              1996              1995
                                                                          ----              ----              ----
                                                                                       (in thousands)
                      Minimum rentals                                  $ 49,167          $ 52,284          $ 53,189
                      Contingent rentals                                 83,084            93,289            90,275
                                                                        -------           -------           -------
                                                                        132,251           145,573           143,464
                      Less sublease rentals                                 317               336               409
                                                                        -------           -------           -------

                         Net rentals                                   $131,934          $145,237          $143,055
                                                                        =======           =======           =======

         Other Commitments and Contingencies
            The Company has employment agreements with certain of its officers under which it is committed to pay an aggregate of approximately $1.1 million through April, 1998.

            During fiscal 1996, the Company's Board of Directors adopted executive severance agreements which create certain liabilities in the event of the termination of the covered executives within three years following either a change of control of the Company or the termination of certain key executives of the Company. The aggregate commitment amount under these executive severance agreements, should all thirteen covered employees be terminated, is approximately $2.2 million.

                        J. BAKER, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

            At February 1, 1997 and February 3, 1996, the Company was contingently liable under letters of credit totaling $11.2 million and $18.8 million, respectively. These letters of credit, which have terms of one month to one year, are used primarily to collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks. No material loss is anticipated due to the non-performance by counterparties to these arrangements.

            On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000, against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan
            Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment was entered for Maxwell. The Company appealed the judgment. On June 11, 1996, the United States Court of Appeals for the Federal Circuit reversed the trial court's findings in part, affirmed the trial court's findings in part and vacated the award to Maxwell of treble damages, attorney's fees and injunctive relief. Maxwell subsequently requested a rehearing in banc of the matter which request was denied by order of the Court dated August 28, 1996. Maxwell petitioned the United States Supreme Court for a writ of certiorari to hear the case which petition was denied on March 17, 1997. The case has been remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court.

            A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The Morse trial was stayed pending the outcome of the J. Baker appeal. In light of the decision of the Supreme Court and the remand to the trial court, it is not clear when a trial date will be set for the Morse case.

            Morse has filed a breach of contract lawsuit against a former wholesale customer. There can be no assurance of what amount, if any, the Company will realize as a result of this lawsuit.

(11)     Stockholders' Equity
         --------------------
            The Board of Directors of the Company is authorized by vote or votes, from time to time adopted, to provide for the issuance of Preferred Stock in one or more series and to fix and state the voting powers, designations, preferences and relative participating, optional or other special rights of the shares of each series and the qualifications, limitations and restrictions thereof.

            On December 15, 1994, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement") designed to enhance the Company's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of common stock of the Company to shareholders of record as of the close of business on January 6, 1995. Each right entitles the holder to purchase from the Company a unit consisting of one ten thousandth (1/10,000) of a share of Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share, at a cash exercise price of $70 per unit, subject to adjustment, upon the occurrence of certain events as are set forth in the Rights Agreement. These events include the earliest to occur of (i) the acquisition of 15% or more of the outstanding shares of common stock of the Company by any person or group, (ii) the commencement of a tender or exchange offer that would result upon its consummation in a person or a group becoming the beneficial owner of 15% or more of the outstanding common stock of the Company or (iii) the determination by the Board of Directors that any person is an "Adverse Person", as defined in the Rights Agreement. The Rights are not exercisable until or following the occurrence of one of the above events and will expire on December 14, 2004, unless previously redeemed or exchanged by the Company as provided in the Rights Agreement.

                       J. BAKER, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements

(12)     Principal Licensor
         ------------------
            Sales in licensed departments operated under the Ames license agreement accounted for 10.5%, 9.4% and 9.5% of the Company's net sales in the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. On a proforma basis, excluding sales generated by the Company's SCOA and Parade of Shoes divisions, sales in Ames accounted for 15.8% of the Company's sales for the year ended February 1, 1997.

(13)     Segment Information
         --------------------
            The Company is a specialty retailer conducting business through retail stores in two business segments: apparel and footwear.
            Information about operations for each of these segments is summarized as follows:

                                                                                 Year Ended
                                                         --------------------------------------------------------------
                                                         February 1, 1997       February 3, 1996       January 28, 1995
                                                         ----------------       ----------------       ----------------
                                                                                   (53 weeks)
                                                                                ($ in thousands)
            Apparel
                  Net sales                                     $293,775               $263,322                $224,759
                  Operating profit                                24,123                 24,814                  26,974
                  Identifiable assets                            113,117                104,923                  89,111
                  Depreciation and amortization                    7,501                  6,973                   4,130
                  Additions to property, equipment and
                      leasehold improvements                       6,665                 10,461                  11,570

            Footwear
                  Net sales                                     $603,717               $757,091                $818,220
                  Restructuring and other
                    non-recurring charges                       (122,309)               (69,300)                      -
                  Operating profit (loss)                       (144,744)               (51,768)                 44,993
                  Identifiable assets                            231,812                377,530                 456,552
                  Depreciation and amortization                   18,094                 20,524                  20,363
                  Additions to property, equipment and
                      leasehold improvements                       8,043                 13,271                  31,298

            Consolidated
                  Net sales                                     $897,492             $1,020,413              $1,042,979
                  Restructuring and other
                    non-recurring charges                       (122,309)               (69,300)                      -
                  Operating profit (loss) before general
                      corporate expense                         (120,621)               (26,954)                 71,967
                  General corporate expense                      (23,851)               (27,014)                (25,968)
                  Interest expense, net                          (12,802)               (10,457)                 (9,100)

            Earnings (loss) before income taxes                $(157,274)              $(64,425)               $ 36,899

            Identifiable assets                                 $344,929               $482,453                $545,663
            Corporate assets                                      37,592                 43,629                  32,955

                  Total assets                                  $382,521               $526,082                $578,618

            Depreciation and amortization                       $ 29,430               $ 32,428                $ 27,883

            Additions to property, equipment and
                  leasehold improvements                        $ 16,421               $ 28,062                $ 44,514

                           J. BAKER, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

(14)     Selected Quarterly Financial Data (Unaudited)
         ---------------------------------------------

                                                           First        Second       Third        Fourth
                                                           Quarter      Quarter      Quarter      Quarter         Total
                                                           -------      -------      -------      -------         -----
                                                                 (In thousands, except per share data)
         Year ended February 1, 1997
              Net sales                                  $ 195,530    $ 231,805    $ 222,764    $ 247,393       $ 897,492
              Gross profit                                  90,621      101,427       96,184       67,013         355,245
              Net earnings (loss)                        $     826    $   1,486    $   1,418    $(115,158)      $(111,428)
                                                          ========     ========     ========     ========        ========
              Earnings (loss) per common share:
                  Primary                                $     .06    $     .11    $     .10    $   (8.29)      $   (8.02)
                                                          ========     ========     ========     ========        ========
                  Fully diluted                          $     .06    $     .11    $     .10    $   (8.29)      $   (8.02)
                                                          ========     ========     ========     ========        ========

         Year ended February 3, 1996
              Net sales                                  $ 231,385    $ 272,520    $ 245,255      $271,253     $1,020,413
              Gross profit                                 103,532      120,202      104,600       112,012        440,346
              Net earnings (loss)                        $     638    $   1,397    $ (41,328)    $     691     $  (38,602)
                                                          ========     ========     ========      ========      =========
              Earnings (loss) per common share:
                  Primary                                $     .05    $     .10    $   (2.98)    $     .05     $    (2.79)
                                                          ========     ========     ========      ========      =========
                  Fully diluted                          $     .05    $     .10    $   (2.98)    $     .05     $    (2.79)
                                                          ========     ========     ========      ========      =========


(15)     Advertising Costs

            Advertising costs are charged to expense as incurred. The Company incurred advertising costs of $14.8 million, $20.5 million and $20.1 million in the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

(16)     Supplemental Schedules to Consolidated Statements of Cash Flows

                                                                             1997              1996               1995
                                                                             ----              ----               ----

            Cash paid for interest                                       $12,670,073       $11,069,341         $ 8,765,653
            Cash paid for income taxes                                   $ 1,168,901       $ 2,039,089         $ 4,162,348
            Income taxes refunded                                        $(8,315,483)                -                   -
                                                                          ==========        ==========          ==========
            Non-cash investing activities:
            Notes receivable (see Notes 3 and 5)                         $    23,000       $    47,000         $    95,000
                                                                          ==========        ==========          ==========

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE

   None.

                                  PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information appearing in the Proxy Statement under the captions "ELECTION OF DIRECTORS", "Information About Board of Directors and Committees", "Report of the Compensation Committee of the Board of Directors on Executive Compensation", "Executive Compensation" and "Employment and Severance Arrangements" is incorporated herein by this reference.

EXECUTIVE COMPENSATION

    The information appearing in the Proxy Statement under the caption "Executive Compensation", "Employment and Severance Arrangements", "Information About Board of Directors and Committees" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" is incorporated herein by this reference.

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

                                            J. Baker, Inc.
                                            -------------
                                            (Registrant)



By/s/Sherman N. Baker                       By/s/Alan I. Weinstein
   -------------------                        --------------------
     Sherman N. Baker                       Alan I. Weinstein
     Chairman of the Board                  President and
                                            Chief Executive Officer


By/s/Philip G. Rosenberg
  ----------------------
     Philip G. Rosenberg
     Executive Vice President
     and Principal Financial Officer



May 1, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/Sherman N. Baker                         /s/J. Christopher Clifford
--------------------                        -----------------------------
Sherman N. Baker, Director                  J. Christopher Clifford, Director



/s/Ervin Cruce                              /s/Douglas Kahn
--------------------                        ---------------------------
Ervin Cruce, Director                       Douglas Kahn, Director



/s/David Pulver                             /s/Melvin M. Rosenblatt
---------------------                       --------------------------
David Pulver, Director                      Melvin M. Rosenblatt, Director



/s/Nancy Ryan                               /s/Stanley Simon
--------------------                        --------------------------
Nancy Ryan, Director                        Stanley Simon, Director



/s/Alan I. Weinstein
------------------------
Alan I. Weinstein, Director


All as of May 1, 1997

                            EXHIBITS

                           Filed with

                    Annual Report on Form 10-K

                               of

                           J. BAKER, INC.

                         555 Turnpike Street
                          Canton, MA  02021

                  For the Year Ended February 1, 1997

                           EXHIBIT INDEX

Exhibit                                                                                                        Page No.


2.   Plan of Acquisition, Reorganization, Arrangement, Liquidation of Succession

     (.01)  Asset Purchase Agreement dated as of March 5, 1997 by and between                                         *
            Shoe Corporation of America and JBI, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K Report dated March 20, 1997).

     (.02)  Asset Purchase Agreement dated as of January 13, 1997 by and between                                      *
            Payless ShoeSource, Inc., JBI, Inc. and J. Baker, Inc. (filed as
            Exhibit 2.2 to the Company's Form 8-K Report dated March 20, 1997).


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





*    Incorporated herein by reference
**   Included herein






Exhibit                                                                                                        Page No.


     (.05)  Indenture dated as of June 12, 1992 by and between J. Baker, Inc.                                         *
            and State Street Bank and Trust Company as Trustee with respect to
            7% Convertible Subordinated Notes due 2002 (filed as Exhibit 4.08 to the  Company's  Form 10-Q  Report for the  quarter  ended  August 1,
            1992).

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

     (.11)  First Amendment to Pledge Agreement by and among JBI, Inc., J.                                            *
            Baker, Inc. and Fleet National Bank of Massachusetts, et al,
            dated  as of  November  19,  1993  (filed  as  Exhibit  4.03  to the
            Company's Form 10-Q Report for the quarter ended October 30, 1993).

     (.12)  Second Amendment to Pledge Agreement by and among JBI, Inc., J.                                           *
            Baker, Inc. and Fleet National Bank of Massachusetts, et al,
            dated  as of  December  30,  1993  (filed  as  Exhibit  4.14  to the
            Company's Form 10-K Report for the year ended January 29, 1994).

     (.13)  Second Amendment Agreement to Revolving Credit and Loan Agreement                                         *
            by and among JBI, Inc, J. Baker, Inc. and Fleet National Bank of
            Massachusetts,  et al,  dated as of April 29, 1994 (filed as Exhibit
            4.01 to the  Company's  Form 10-Q Report for the quarter ended April
            30, 1994).




*    Incorporated herein by reference
**   Included herein






Exhibit                                                                                                        Page No.

     (.14)  Third Amendment Agreement to Revolving Credit and Loan Agreement                                          *
            by and among JBI, Inc., J. Baker, Inc., and Fleet National Bank of  Massachusetts,  et al,  dated as of  December  1, 1994 (filed as
            Exhibit 4.01 to the Company's Form 10-Q Report for the quarter ended
            October 29, 1994).

     (.15)  Fourth Amendment Agreement to Revolving Credit and Loan Agreement                                         *
            by and among JBI, Inc., J. Baker, Inc. and Fleet National Bank of
            Massachusetts,  et al,  dated as of March 6, 1995  (filed as Exhibit
            4.16 to the  Company's  Form 10-K Report for the year ended  January
            28, 1995).

     (.16)  Fifth Amendment Agreement to Revolving Credit and Loan Agreement                                          *
            by and among JBI, Inc., J. Baker, Inc. and Fleet National Bank of Massachusetts,  et al, dated as of May 19, 1995 (filed as Exhibit
            4.01 to the  Company's  Form 10-Q Report for the quarter ended April
            29, 1995).

     (.17)  Assumption Agreement between TCMB&T and Fleet National Bank                                               *
            of Massachusetts, et al, dated as of May 19, 1995 (filed as
            Exhibit 4.02 to the Company's Form 10-Q Report for the quarter ended April 29, 1995).

     (.18)  Second Amendment Agreement to Pledge Agreement among JBI, Inc.,                                           *
            J. Baker, Inc. and Fleet National Bank of Massachusetts, et al,
            dated as of May 19,  1995  (filed as Exhibit  4.03 to the  Company's
            Form 10-Q Report for the quarter ended April 29, 1995).

     (.19)  Sixth Amendment Agreement to Revolving Credit and Loan Agreement                                          *
            by and among JBI, Inc., J. Baker, Inc. and Fleet National Bank of
            Massachusetts,  et al,  dated as of  September  12,  1995  (filed as
            Exhibit 4.01 to the Company's Form 10-Q Report for the quarter ended
            July 29, 1995).

     (.20)  Seventh Amendment Agreement to Revolving Credit and Loan                                                  *
            Agreement by and among JBI, Inc., J. Baker, Inc. and Fleet
            National Bank of Massachusetts, et al, dated as of November 17, 1995
            (filed as Exhibit  4.01 to the  Company's  Form 10-Q  Report for the
            quarter ended October 28, 1995).

     (.21)  Shareholder Rights Agreement between J. Baker, Inc. and Fleet                                             *
            National Bank of Massachusetts, dated as of December 15, 1994
            (filed  as  Exhibit  4.01 to the  Company's  Form 8-K  Report  dated
            December 15, 1994).

     (.22)  Eighth Amendment to Revolving Credit and Loan Agreement by and among                                      *
            JBI, Inc., J. Baker, Inc. and Fleet National Bank, et al., dated as of June 21, 1996 (filed as Exhibit 4.01 to the Company's Form 10-Q
            Report for the quarter ended August 3, 1996).





*    Incorporated herein by reference
**   Included herein





Exhibit                                                                                                        Page No.

     (.23)  Ninth Amendment to Revolving Credit and Loan Agreement by and among                                      **
            JBI, Inc., J. Baker, Inc. and Fleet National Bank, et al., dated as of December 31, 1996, attached.

     (.24)  Tenth Amendment to Revolving Credit and Loan Agreement by and among                                      **
            JBI, Inc., J. Baker, Inc. and Fleet National Bank, et al., dated as of February 14, 1997, attached.

     (.25)  Eleventh Amendment to Revolving Credit and Loan Agreement by and among                                   **
            JBI, Inc., J. Baker, Inc. and Fleet National Bank, et al., dated as of
            April 14, 1997, attached.

     (.26)  Waiver Agreement and Amendment to Senior Subordinated Note Agreement                                     **
            between JBI, Inc. and Massachusetts Mutual Life Insurance Company and
            MassMutual Participation Investors ("MassMutual") dated February 24,
            1997, attached.

     (.27)  Guaranty Agreement of certain subsidiaries of the Company in favor of                                    **
            MassMutual dated as of March 13, 1997, attached.

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




*    Incorporated herein by reference
**   Included herein






Exhibit                                                                                                        Page No.

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

     (.09)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Sherman N. Baker, dated March 31, 1996 (filed as Exhibit 10.09 to the Company's Form 10-K Report for the year ended February 3, 1996).

     (.10)  Third Amendment to Employment Agreement between J. Baker, Inc. and                                       **
            Sherman N. Baker dated as of March 31, 1997, attached.

     (.11)  Executive Employment Agreement between J. Baker, Inc. and Alan                                            *
            I. Weinstein, dated March 25, 1993 (filed as Exhibit 10.04 to the
            Company's Form 10-Q Report for the quarter ended July 31, 1993).

     (.12)  Amendment to Employment Agreement between J. Baker, Inc. and Alan                                         *
            I. Weinstein, dated April 27, 1994 (filed as Exhibit 10.01 to the
            Company's Form 10-Q Report for the quarter ended July 30, 1994).

     (.13)  Amendment to Employment Agreement between J. Baker, Inc. and Alan                                         *
            I. Weinstein, dated April 25, 1995 (filed as Exhibit 10.01 to the
            Company's Form 10-Q Report for the quarter ended April 29, 1995).

     (.14)  Amendment to Employment Agreement between J. Baker, Inc. and Alan                                         *
            I. Weinstein, dated March 7, 1996 (filed as Exhibit 10.13 to the
            Company's Form 10-K Report for the year ended February 3, 1996).

     (.15)  Amendment to Employment Agreement between J. Baker, Inc. and Alan                                         *
            I. Weinstein, dated April 5, 1996 (filed as Exhibit 10.14 to the
            Company's Form 10-K Report for the year ended February 3, 1996).

     (.16)  Performance Share Award granted to Alan I. Weinstein dated March 26,                                      *
            1996 (filed as Exhibit 10.04 to the Company's Form 10-Q Report for the quarter ended August 3, 1996).

     (.17)  Executive Employment Agreement between J. Baker, Inc. and Alan I.                                        **
            Weinstein dated April 1, 1997, attached.

     (.18)  Executive Employment Agreement between J. Baker, Inc. and Jerry                                           *
            M. Socol, dated March 25, 1993 (filed as Exhibit 10.11 to the
            Company's Form 10-K Report for the year ended January 29, 1994).

     (.19)  Amendment to Employment Agreement between J. Baker, Inc. and Jerry                                        *
            M. Socol, dated June 9, 1994 (filed as Exhibit 10.01 to the
            Company's Form 10-Q Report for the quarter ended July 29, 1995).



*    Incorporated herein by reference
**   Included herein






Exhibit                                                                                                        Page No.

     (.20)  Amendment to Employment Agreement between J. Baker, Inc. and Jerry                                        *
            M. Socol, dated July 14, 1995 (filed as Exhibit 10.02 to the
            Company's Form 10-Q Report for the quarter ended July 29, 1995).

     (.21)  Amendment to Employment Agreement between J. Baker, Inc. and Jerry                                        *
            M. Socol, dated March 7, 1996 (filed as Exhibit 10.18 to the
            Company's Form 10-K Report for the year ended February 3, 1996).

     (.22)  Amendment to Employment Agreement between J. Baker, Inc. and Jerry                                        *
            M. Socol, dated April 5, 1996 (filed as Exhibit 10.19 to the
            Company's Form 10-K Report for the year ended February 3, 1996).

     (.23)  Performance Share Award granted to Jerry M. Socol dated March 26,                                         *
            1996 (filed as Exhibit 10.03 to the Company's Form 10-Q Report for the quarter ended August 3, 1996).

     (.24)  Termination Agreement between J. Baker, Inc. and Jerry M. Socol                                          **
            dated October, 1996, attached.

     (.25)  Executive Employment Agreement between J. Baker, Inc. and Larry I.                                        *
            Kelley, dated March 25, 1993 (filed as Exhibit 10.06 to the
            Company's Form 10-Q Report for the quarter ended July 31, 1993).

     (.26)  Amendment to Employment Agreement between J. Baker, Inc. and Larry                                        *
            I. Kelley, dated April 27, 1994 (filed as Exhibit 10.02 to the
            Company's Form 10-Q Report for the quarter ended July 30, 1994).

     (.27)  Amendment to Employment Agreement between J. Baker, Inc. and Larry                                        *
            I. Kelley, dated May 2, 1995 (filed as Exhibit 10.02 to the
            Company's Form 10-Q Report for the quarter ended April 29, 1995).

     (.28)  Amendment to Employment Agreement between J. Baker, Inc. and Larry                                        *
            I. Kelley, dated November 7, 1995 (filed as Exhibit 10.03 to the
            Company's Form 10-Q Report for the quarter ended October 28, 1995)

     (.29)  Amendment to Employment Agreement between J. Baker, Inc. and Larry                                        *
            I. Kelley, dated April 5, 1996 (filed as Exhibit 10.24 to the
            Company's Form 10-K Report for the year ended February 3, 1996).

     (.30)  Promissory Note of Larry I. Kelley dated June 3, 1991 (filed as                                           *
            Exhibit 10.33 to the Company's Form 10-K Report for the year ended
            February 1, 1992).

     (.31)  Promissory Note of Larry I. Kelley dated February 2, 1993 (filed                                          *
            as Exhibit 10.15 to the Company's Form 10-K Report for the year ended January 29, 1994).

     (.32)  Promissory Note of Larry I. Kelley dated April 30, 1993 (filed as                                         *
            Exhibit 10.16 to the Company's Form 10-K Report for the year ended
            January 29, 1994).




*    Incorporated herein by reference
**   Included herein






Exhibit                                                                                                        Page No.

     (.33)  Amendment to Employment Agreement between J. Baker, Inc. and Larry                                        *
            I. Kelley dated June 5, 1996 (filed as Exhibit 10.01 to the Company's
            Form 10-Q Report for the quarter ended August 3, 1996).

     (.34)  Promissory Note of Larry I. Kelley in favor of J. Baker, Inc. dated                                       *
            August 23, 1996 (filed as Exhibit 10.02 to the Company's Form 10-Q
            Report for the quarter ended August 3, 1996).

     (.35)  Performance Share Award granted to Larry I. Kelley dated June 5, 1996                                     *
            (filed as Exhibit 10.05 to the Company's Form 10-Q Report for the
            quarter ended August 3, 1996).

     (.36)  Executive Employment Agreement dated as of November 1, 1993                                               *
            between Stuart M. Needleman and J. Baker, Inc. (filed as Exhibit
            10.03 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 30, 1993).

     (.37)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Stuart M. Needleman, dated February 13, 1995 (filed as Exhibit
            10.24 to the  Company's  Form 10-K Report for the year ended January
            28, 1995).

     (.38)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Stuart M. Needleman, dated November 10, 1995 (filed as Exhibit
            10.04 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 28, 1995).

     (.39)  Amendment to Executive Employment Agreement between J. Baker, Inc.                                        *
            and Stuart M. Needleman dated April 5, 1996 (filed as Exhibit 10.01 to the Company's Form 10-Q Report for the quarter ended May 3, 1996).

     (.40)  Performance Share Award granted to Stuart M. Needleman dated October                                      *
            18, 1996 (filed as Exhibit 10.02 to the Company's Form 10-Q Report for the quarter ended November 2, 1996).

     (.41)  Executive Employment Agreement dated as of November 19, 1993                                              *
            between Dennis B. Tishkoff and J. Baker, Inc. (filed as Exhibit
            10.04 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 30, 1993).

     (.42)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Dennis B. Tishkoff, dated February 8, 1995 (filed as Exhibit
            10.26 to the  Company's  Form 10-K Report for the year ended January
            28, 1995).

     (.43)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Dennis B. Tishkoff, dated April 25, 1995 (filed as Exhibit
            10.03 to the Company's  Form 10-Q Report for the quarter ended April
            29, 1995).





*    Incorporated herein by reference
**   Included herein





Exhibit                                                                                                        Page No.

     (.44)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            Dennis B. Tishkoff, dated November 26, 1995 (filed as Exhibit
            10.05 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 28, 1995).

     (.45)  Executive Employment Agreement between J. Baker, Inc. and James                                           *
            Lee, dated January 26, 1995 (filed as Exhibit 10.27 to the
            Company's Form 10-K Report for the year ended January 28, 1995).

     (.46)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            James D. Lee, dated November 6, 1995 (filed as Exhibit 10.02 to the Company's Form 10-Q Report for the quarter ended
            October 28, 1995).

     (.47)  Forgiveness Loan made by James Lee in favor of Morse Shoe, Inc.,                                          *
            dated August 26, 1994 (filed as Exhibit 10.03 to the Company's
            Form 10-Q Report for the quarter ended July 29, 1995).

     (.48)  Promissory Note made by James Lee in favor of J. Baker, Inc.,                                             *
            dated May 19, 1995 (filed as Exhibit 10.04 to the Company's Form
            10-Q Report for the quarter ended July 29, 1995).

     (.49)  Performance Share Award granted to James Lee dated October 18, 1996                                       *
            (filed as Exhibit 10.01 to the Company's Form 10-Q Report for the
            quarter ended November 2, 1996).

     (.50)  Executive Employment Agreement between J. Baker, Inc. and David                                           *
            A. Levin, dated June 12, 1995 (filed as Exhibit 10.39 to
            the Company's Form 10-K Report for the year ended February 3, 1996).

     (.51)  Amendment to Employment Agreement between J. Baker, Inc. and                                              *
            David A. Levin, dated April 5, 1996 (filed as Exhibit 10.40 to the Company's Form 10-K Report for the year ended February 3, 1996).

     (.52)  Termination Agreement between J. Baker, Inc. and David A. Levin                                          **
            dated March 15, 1997, attached.

     (.53)  Severance Compensation Agreement between J. Baker, Inc. and                                               *
            Philip G. Rosenberg, dated November 1, 1995 (filed as Exhibit 10.41 to the Company's Form 10-K Report for the year ended February 3, 1996).

     (.54)  Performance Share Award granted to Philip G. Rosenberg dated October                                      *
            18, 1996 (filed as Exhibit 10.03 to the Company's Form 10-Q Report for the quarter ended November 2, 1996).

     (.55)  Executive Employment Agreement between J. Baker, Inc. and Philip                                         **
            G. Rosenberg, dated April 1, 1997, attached.

     (.56)  J. Baker, Inc. Amended and Restated 1985 Stock Option Plan (filed                                         *
            as Exhibit 19.02 to the Company's Form 10-Q Report for the quarter ended August 1, 1992).



*    Incorporated herein by reference
**   Included herein





Exhibit                                                                                                        Page No.

     (.57)  J. Baker, Inc. 1994 Equity Incentive Plan dated as of March 29,                                           *
            1994 (filed as Exhibit 10.23 to the Company's Form 10-K Report for the year ended January 29, 1994).

     (.58)  J. Baker, Inc. 1992 Directors Stock Option Plan dated as of                                               *
            April 13, 1992 (filed as Exhibit 19.03 to the Company's Form
            10-Q Report for the quarter ended August 1, 1992).

     (.59)  Stock Purchase Agreement by and among J. Baker, Inc. and Tishkoff                                         *
            Enterprises, Inc. and certain stockholders of Tishkoff Enterprises, Inc.
            dated November 19, 1993 (filed as Exhibit 2.01 to the Company's Form
            10-Q Report for the quarter ended October 30, 1993).

     (.60)  Mortgage and Security Agreement dated as of December 30, 1992 by                                          *
            and between JBI Holding Company, Inc. and Ames Department Stores,
            Inc. (filed as Exhibit 10.22 to the Company's Form 10-K Report for the year ended January 30, 1993).

     (.61)  Promissory Note dated as of December 30, 1992 made by Ames                                                *
            Department Stores, Inc. in favor of JBI Holding Company, Inc.
            (filed as Exhibit  4.14 to the  Company's  Form 10-K  Report for the
            year ended January 30, 1993).

     (.62)  Agreement and Plan of Reorganization by and among J. Baker, Inc.,                                         *
            Morse Acquisition, Inc. and Morse Shoe, Inc. dated October 22,
            1992,  as amended by Letter  Amendments  dated  December 7, 1992 and
            December 10, 1992 (filed as Exhibits 2.01-2.03 to the Company's Form
            10-Q Report for the quarter ended October 31, 1992).

     (.63)  Agreement of Merger among J. Baker, Inc., JBAK Acquisition Corp.                                          *
            and Tishkoff Enterprises, Inc. dated December 3, 1993 (filed as
            Exhibit 10.30 to the  Company's  Form 10-K Report for the year ended
            January 29, 1994).

     (.64)  Agency Agreement by and between Gordon Brothers Partners, Inc.                                            *
            and Morse Shoe, Inc., dated September 22, 1995 (filed as Exhibit
            10.01 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 28, 1995).

     (.66)  Mortgage, Assignment of Leases and Rents and Security Agreement from                                      *
            Morse Shoe, Inc. to Fleet National Bank dated as of June 21, 1996
            (filed as Exhibit  10.06 to the  Company's  Form 10-Q Report for the
            quarter ended August 3, 1996).

     (.66)  Mortgage, Assignment of Leases and Rents and Security Agreement from                                      *
            JBI, Inc. to Fleet National Bank dated as of June 21, 1996 (filed as
            Exhibit 10.07 to the Company's Form 10-Q Report for the quarter ended
            August 3, 1996).

     (.67)  Release and Discharge of Mortgage from Fleet National Bank as Agent                                      **
            with respect to the Canton, Massachusetts property dated December 27,
            1996, attached.


*    Incorporated herein by reference
**   Included herein





Exhibit                                                                                                        Page No.

     (.68)  Release of Mortgage from Fleet National Bank as Agent with                                               **
            respect to the Columbus, Ohio property dated February 27, 1997, attached.

     (.69)  Mortgage and Security Agreement by JBAK Canton Realty, Inc. to                                           **
            The Chase Manhattan Bank dated as of December 30, 1996, attached.


11.         Statement re:  Computation of Primary and Fully Diluted Earnings                                         **
            Per Share, attached.

12.         Statement re:  Computation of Earnings to Fixed Charges, attached.                                       **

21.         Subsidiaries of the Registrant, attached.                                                                **

23.         Consent of KPMG Peat Marwick, attached.                                                                  **

27.         Financial Data Schedule, attached.                                                                      ***










*     Incorporated herein by reference
**    Included herein
*** This exhibit has been filed with the Securities and Exchange Commission as part of J. Baker, Inc.'s electronic submission of this Form 10-K under EDGAR filing requirements. It has not been included herein.