Form 10-Q
period 1997-05-03
BAKER J INC
filed 1997-06-12
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 3, 1997

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

                          YES   [ X ]          NO

The number of shares outstanding of the registrant's common stock as of May 3, 1997, was 13,894,410.

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                   May 3, 1997 (unaudited) and February 1, 1997

                                                                                        May 3,             February 1,
        Assets                                                                           1997                 1997
                                                                                        -------            -----------

Current assets:
    Cash and cash equivalents                                                       $  2,197,884          $  3,969,116
    Accounts receivable:
        Trade, net                                                                    18,075,556            14,771,734
        Other                                                                          1,598,922             1,737,786
                                                                                     -----------            ----------
                                                                                      19,674,478            16,509,520
                                                                                     -----------            ----------

    Merchandise inventories                                                          165,421,322           146,045,496
    Prepaid expenses                                                                   8,101,203             6,031,033
    Deferred income taxes                                                             37,548,000            37,548,000
    Assets held for sale                                                                       -            62,255,582
                                                                                     -----------           -----------
             Total current assets                                                    232,942,887           272,358,747
                                                                                     -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                19,340,925            19,340,925
    Furniture, fixtures and equipment                                                 76,173,544            74,244,548
    Leasehold improvements                                                            24,002,860            23,100,973
                                                                                      ----------            ----------
                                                                                     119,517,329           116,686,446
    Less accumulated depreciation and amortization                                    42,494,053            40,032,801
                                                                                     -----------           -----------
             Net property, plant and equipment                                        77,023,276            76,653,645
                                                                                     -----------           -----------

Deferred income taxes                                                                 26,199,000            26,199,000
Other assets, at cost, less accumulated amortization                                  13,383,394             7,309,411
                                                                                     -----------           -----------
                                                                                    $349,548,557          $382,520,803
                                                                                     ===========           ===========
        Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                               $  2,023,941          $  2,012,327
    Accounts payable                                                                  58,121,690            57,006,085
    Accrued expenses                                                                  15,192,382            29,837,310
    Income taxes payable                                                               1,465,897             1,380,664
                                                                                     -----------            ----------
             Total current liabilities                                                76,803,910            90,236,386
                                                                                     -----------            ----------

Other liabilities                                                                      3,316,581             6,203,073
Long-term debt, net of current portion                                               125,552,251           140,787,673
Senior subordinated debt                                                               1,461,086             2,951,411
Convertible subordinated debt                                                         70,353,000            70,353,000

Stockholders' equity                                                                  72,061,729            71,989,260
                                                                                     -----------           -----------
                                                                                    $349,548,557          $382,520,803
                                                                                     ===========           ===========

See accompanying notes to consolidated financial statements.

                    J. BAKER, INC. AND SUBSIDIARIES
                  Consolidated  Statements of Earnings
         For the  quarters  ended May 3, 1997 and May 4, 1996
                        (Unaudited)

                                                                             Quarter                   Quarter
                                                                              Ended                     Ended
                                                                           May 3, 1997               May 4, 1996
                                                                           -----------               -----------

Sales                                                                     $137,350,261              $195,530,209

Cost of sales                                                               75,352,452               104,909,360
                                                                           -----------               -----------

      Gross profit                                                          61,997,809                90,620,849

Selling, administrative and general expenses                                55,694,829                79,284,091

Depreciation and amortization                                                2,653,393                 7,208,503
                                                                            ----------                ----------

      Operating income                                                       3,649,587                 4,128,255

Net interest expense                                                         3,207,576                 2,777,695
                                                                            ----------                 ---------

      Earnings before income taxes                                             442,011                 1,350,560

Income tax expense                                                             173,000                   525,000
                                                                            ----------                 ---------

      Net earnings                                                        $    269,011              $    825,560
                                                                           ===========               ===========

Net earnings per common share:
       Primary                                                            $       0.02              $       0.06
                                                                           ===========               ===========
       Fully diluted                                                      $       0.02              $       0.06
                                                                           ===========               ===========

Number of shares used to compute net earnings per common share:
      Primary                                                               13,892,969                13,874,323
                                                                           ===========               ===========
      Fully diluted                                                         13,931,335                13,941,926
                                                                           ===========               ===========

Dividends declared per share                                              $      0.015              $      0.015
                                                                           ===========               ===========

See accompanying notes to consolidated financial statements.

                       J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
            For the  quarters  ended May 3, 1997 and May  4, 1996
                                 (Unaudited)

                                                                          May 3, 1997                May 4, 1996
                                                                          -----------                -----------
Cash flows from operating activities:
      Net earnings                                                        $    269,011              $    825,560
      Adjustments to reconcile net earnings to cash
        used in operating activities:
         Depreciation and amortization:
             Fixed assets                                                    2,459,480                 4,960,063
             Deferred charges, intangible assets and
               deferred financing costs                                        203,588                 2,258,115
         Deferred income taxes                                                       -                 1,284,922
         Change in:
             Accounts receivable                                            (3,889,958)               (8,576,911)
             Merchandise inventories                                       (26,620,927)              (30,758,819)
             Prepaid expenses                                               (2,070,170)               (1,153,719)
             Accounts payable                                                1,115,605                (3,724,739)
             Accrued expenses                                              (12,844,928)               (7,296,164)
             Income taxes payable/receivable                                    85,233                 7,236,732
             Other liabilities                                                 143,424                    73,328
                                                                           -----------               -----------
                Net cash used in operating
                  activities                                               (41,149,642)              (34,871,632)
                                                                           -----------               -----------

Cash  flows from investing activities: Capital expenditures for:
         Property, plant and equipment                                      (2,829,111)               (5,530,766)
         Other assets                                                         (148,464)                 (459,801)
      Payments received on notes receivable                                    725,000                 1,713,000
                                                                            ----------                ----------
                Net cash used in investing activities                       (2,252,575)               (4,277,567)
                                                                            ----------                ----------

Cash flows from financing activities:
      Repayment of senior debt                                              (1,500,000)               (1,500,000)
      Proceeds (repayment) of other long-term debt                         (15,100,000)               39,000,000
      Repayment of mortgage payable                                           (123,808)                        -
      Payment of mortgage escrow                                               (78,912)                        -
      Proceeds from sales of footwear businesses                            58,630,247                         -
      Proceeds from issuance of common stock                                    11,856                   115,621
      Payment of dividends                                                    (208,398)                 (208,192)
                                                                            ----------                ----------
                Net cash provided by financing activities                   41,630,985                37,407,429
                                                                            ----------                ----------

                Net decrease in cash                                        (1,771,232)               (1,741,770)

Cash and cash equivalents at beginning of year                               3,969,116                 3,287,141
                                                                            ----------                ----------

Cash and cash equivalents at end of period                                $  2,197,884              $  1,545,371
                                                                           ===========               ===========

Supplemental disclosure of cash flow information Cash paid (received) for:
      Interest                                                            $  2,032,569              $  1,528,273
      Income taxes                                                              87,767                   318,829
      Income taxes refunded                                                          -                (8,315,483)
                                                                           ===========              ============

See accompanying notes to consolidated financial statements

                 J. BAKER, INC. AND SUBSIDIARIES
                             NOTES

1] The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Company's financial position and results of operations. The results for the interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

2] Primary earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Stock options and warrants are excluded from the calculation since they have less than a 3% dilutive effect.

      Fully diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Included in this calculation is the dilutive effect of stock options and warrants. The common stock issuable under the 7% convertible subordinated notes was not included in the calculation for the quarters ended May 3, 1997 and May 4, 1996 because its effect would be antidilutive.

3] During the fourth quarter of fiscal 1997, the Company restructured its footwear operations. In connection with the restructuring, the Company has begun to downsize its Licensed Discount footwear division, and, in March, 1997, the Company completed the sales of its Shoe Corporation of America ("SCOA") and Parade of Shoes divisions.

      On March 5, 1997, the Company announced that it had sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. Net cash proceeds from the transaction of approximately $38.6 million (which exclude a $1.7 million payment expected to be received during the second quarter of fiscal 1998) were used to pay down the Company's bank debt. Sales in the Company's SCOA division totaled $9.5 million and $44.7 million for the quarters ended May 3, 1997 and May 4, 1996, respectively.

      On March 10, 1997, the Company completed the sale of its Parade of Shoes division to Payless ShoeSource, Inc. of Topeka, Kansas. Net cash proceeds from the transaction of approximately $20 million were used to pay down the Company's bank debt. Sales in the Company's Parade of Shoes division totaled $8.2 million and $27.7 million for the quarters ended May 3, 1997 and May 4, 1996, respectively.

4] On May 30, 1997, the Company refinanced its $145 million revolving line of credit into two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc. One facility, which will be used to finance the Company's apparel businesses, is a $100 million revolving credit facility on a generally unsecured basis with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust and Wainwright Bank & Trust Company. The aggregate commitment amount under this revolving credit facility will be reduced by $10 million, $12.5 million and $12.5 million on December 31, 1997, December 31, 1998 and December 31, 1999, respectively. Borrowings under this revolving credit facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 31, 2000.

      To finance its Licensed Discount footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of the Licensed Discount division, with GBFC, Inc. and Fleet National Bank. The aggregate commitment amount under this revolving credit facility will be reduced by $5 million on June 30, 1997. Aggregate borrowings under this facility are limited by a formula based on various percentages of eligible inventory, in-transit inventory and accounts receivable. Borrowings under this revolving credit facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

5] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting)
that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of the Company's Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the quarter ended May 3, 1997 were $9.4 million.

6] On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. Jamesway liquidated its inventory, fixed assets and real estate and ceased operation of its business in all of its 90 stores. The Company participated in Jamesway's going out of business sales and liquidated substantially all of its footwear inventory in the 90 Jamesway stores during the going out of business sales. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Because Jamesway ceased operation of its business, the Company's license agreement was rejected. The Company has negotiated a settlement of the amount of its claim with Jamesway, which has been approved by the Bankruptcy Court. The Jamesway plan of liquidation was confirmed on June 6, 1997, and it is anticipated that partial distributions of the amount owed to the Company under the settlement will be made during the second and fourth quarters of fiscal 1998.

7] On November 10, 1993, a federal jury in Minneapolis, MN returned a verdict assessing royalties of $1,550,000, and additional damages of $1,500,000, against the Company in a patent infringement suit brought by Susan Maxwell with respect to a device used to connect pairs of shoes. Certain post trial motions were filed by Susan Maxwell seeking treble damages, attorney's fees and injunctive relief, which motions were granted on March 10, 1995. Judgment was entered for Maxwell. The Company appealed the judgment. On June 11, 1996, the United States Court of Appeals for the Federal Circuit reversed the trial court's findings in part, affirmed the trial court's findings in part and vacated the award to Maxwell of treble damages, attorney's fees and injunctive relief. Maxwell subsequently requested a rehearing in banc of the matter which request was denied by order of the Court dated August 28, 1996. Maxwell petitioned the United States Supreme Court for a writ of certiorari to hear the case, which petition was denied on March 17, 1997. The case has been remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court.

      A complaint was also filed by Susan Maxwell in November, 1992 against Morse Shoe, Inc., a subsidiary of the Company, alleging infringement of the patent referred to above. The Morse trial was stayed pending the outcome of the
J. Baker appeal. In light of the action of the Supreme Court and the remand to the trial court, it is not clear when a trial date will be set for the Morse case.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS.

All references herein to fiscal 1998 and fiscal 1997 relate to the years ending January 31, 1998 and February 1, 1997, respectively.

Results of Operations

         First Quarter Fiscal 1998 versus First Quarter Fiscal 1997

      Net sales decreased by $58.1 million to $137.4 million in the first quarter of fiscal 1998 from $195.5 million in the first quarter of fiscal 1997. Sales in the Company's apparel operations increased by $3.7 million primarily due to an increase in the number of Casual Male Big & Tall stores in operation during the first quarter of fiscal 1998 over the first quarter of fiscal 1997 and a 0.2% increase in comparable apparel store sales (Comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods). On a pro forma basis, excluding the sales in the Company's SCOA and Parade of Shoes divisions of $17.7 million and $72.4 million for the quarters ended May 3, 1997 and May 4, 1996, respectively, sales in the Company's ongoing Licensed Discount footwear operation decreased by $7.2 million primarily due to a decrease in the number of licensed discount shoe departments in operation during the first quarter of fiscal 1998 versus the first quarter of fiscal 1997 and a 3.1% decrease in comparable retail footwear store sales (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed shoe departments which were open in corresponding weeks of the two comparison periods.)

      Cost of sales constituted 54.9% of sales in the first quarter of fiscal 1998 as compared to 53.7% of sales in the first quarter of fiscal 1997. Cost of sales in the Company's apparel operations was 52.7% of sales in the first quarter of fiscal 1998 as compared to 50.6% of sales in the first quarter of fiscal 1997. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales and a lower initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 56.8% of sales in the first quarter of fiscal 1998 as compared to 55.1% of sales in the first quarter of fiscal 1997. The increase in such percentage was primarily due to the increased proportion of Licensed Discount sales to total footwear sales in the first quarter of fiscal 1998 versus the first quarter of fiscal 1997. Licensed Discount sales have a higher cost of sales than the aggregate cost of sales in the divested SCOA and Parade of Shoes divisions.

      Selling, administrative and general expenses decreased $23.6 million or 29.8% in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 primarily due to the divestitures of the Company's SCOA and Parade of Shoes divisions in March, 1997 and the downsizing of the Company's administrative areas and facilities. As a percentage of sales, selling, administrative and general expenses were 40.5% of sales in the first quarter of fiscal 1998 which was comparable to the 40.5% of sales in the first quarter of fiscal 1997. Selling, administrative and general expenses in the Company's apparel operations were 41.2% of sales in the first quarter of fiscal 1998 as compared to 42.8% of sales in the first quarter of fiscal 1997. This decrease was primarily due to a lower corporate overhead allocation, as a portion of the first quarter of fiscal 1998 corporate overhead costs were allocated to the Company's divested SCOA and Parade of Shoes divisions. Selling, administrative and general expenses in the Company's footwear operations were 39.9% of sales in the first quarter of fiscal 1998 as compared to 39.5% of sales in the first quarter of fiscal 1997. This increase was primarily due to higher selling, administrative and general expenses as a percentage of sales in the divested SCOA and Parade of Shoes divisions during the first quarter of fiscal 1998 versus the first quarter of fiscal 1997.

      Depreciation and amortization expense decreased by $4.6 million in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 primarily due to the write-off of certain fixed and intangible assets in the fourth quarter of fiscal 1997 related to the overall restructuring of the Company's footwear divisions. This decrease was partially offset by capital expenditures for depreciable and amortizable assets.

      As a result of the above described effects, the Company's operating income decreased by 11.6% to $3.6 million in the first quarter of fiscal 1998 from $4.1 million in the first quarter of fiscal 1997. As a percentage of sales, operating income was 2.7% in the first quarter of fiscal 1998 as compared to 2.1% in the first quarter of fiscal 1997.

      Net interest expense increased $430,000 to $3.2 million in the first quarter of fiscal 1998 from $2.8 million in the first quarter of fiscal 1997 primarily due to higher interest rates.

      Taxes on earnings for the first quarter of fiscal 1998 were $173,000 yielding an effective tax rate of 39.1%, as compared to taxes of $525,000, yielding an effective tax rate of 38.9% in the first quarter of fiscal 1997.

      Net earnings for the first quarter of fiscal 1998 were $269,000 as compared to net earnings of $826,000 in the first quarter of fiscal 1997, a decrease of 67.4%.

Financial Condition

                May 3, 1997 versus February 1, 1997

      The increase in accounts receivable at May 3, 1997 from February 1, 1997 is primarily due to seasonal factors, licensed sales in April being higher than licensed sales in January.

      Merchandise inventories at May 3, 1997 were higher than at February 1, 1997 primarily due to a seasonal increase in the average inventory level per location.

      Assets held for sale decreased to zero from the $62.3 million balance at February 1, 1997 due to receipt of the cash proceeds from the divestitures of the SCOA and Parade of Shoes divisions in March, 1997.

      The increase in other assets is primarily the result of the establishment of escrow accounts related to the divestitures of the SCOA and Parade of Shoes divisions.

      The ratio of accounts payable to merchandise inventory was 35.1% at May 3, 1997 as compared to 39.0% at February 1, 1997. This decrease is primarily due to an increase in direct import purchases, which are paid for sooner than domestic purchases, coupled with the Company's decision to eliminate bankers' acceptance financing of foreign purchases in its footwear business. The ratio of accounts payable to merchandise inventory was 32.0% at May 4, 1996.

      Accrued expenses at May 3, 1997 decreased from the balance at February 1, 1997 primarily due to payments of costs related to the restructuring of the Company's footwear operations, including the divestitures of the SCOA and Parade of Shoes divisions and the downsizing and restructuring of the Licensed Discount division and the Company's administrative areas and facilities.

      Other liabilities at May 3, 1997 decreased from the balance at February 1, 1997 due to payment of $3.0 million to former stockholders of SCOA in order to satisfy a contractual contingent payment obligation, based on earnings, to such former SCOA stockholders.

      Debt decreased $16.7 million to $197.4 million at May 3, 1997 from $214.1 million at February 1, 1997 due to the use of the net cash proceeds from both the SCOA and Parade of Shoes transactions to pay down the Company's bank debt. The decrease was partially offset by additional borrowings to meet seasonal working capital needs and to fund capital expenditures.

Liquidity and Capital Resources
      On May 30, 1997, the Company refinanced its $145 million revolving line of credit into two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc. One facility, which will be used to finance the Company's apparel businesses, is a $100 million revolving credit facility on a generally unsecured basis with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust and Wainwright Bank & Trust Company. The aggregate commitment amount under this revolving credit facility will be reduced by $10 million, $12.5 million and $12.5 million on December 31, 1997, December 31, 1998 and December 31, 1999,
respectively. Borrowings under this revolving credit facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 31, 2000.

      To finance its Licensed Discount footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of the Licensed Discount division, with GBFC, Inc. and Fleet National Bank. The aggregate commitment amount under this revolving credit facility will be reduced by $5 million on June 30, 1997. Aggregate borrowings under this facility are limited by a formula based on various percentages of eligible inventory, in-transit inventory and accounts receivable. Borrowings under this revolving credit facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

      Aggregate borrowings under the Company's revolving lines of credit totaled $128.0 million and $128.7 million as of May 3, 1997 and May 30, 1997, respectively, consisting of loans and obligations under letters of credit.

      Following is a table showing actual and planned store openings by division for fiscal 1998:

                                        Actual Openings                 Planned Openings             Total
                                            First                       Second - Fourth         Actual/Planned
      Division                        Quarter Fiscal 1998              Quarter Fiscal 1998          Openings
      --------                        -------------------              -------------------      --------------

      Casual Male                            17                                 23                     40
      Work 'n Gear                            0                                  2                      2
      Licensed                                4                                  7                     11

      Offsetting the above actual and planned store openings, the Company closed 1 Casual Male store and 78 licensed departments during the first quarter of fiscal 1998. The Company has plans to close approximately an additional 2 Casual Male stores and 7 licensed departments during the second through fourth quarters of fiscal 1998.

      This Form 10-Q contains forward looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements and may fluctuate between operating periods. The information on store openings and closings reflects management's current plans and should not be interpreted as an assurance of actual future developments. The actual number of store openings and closings will depend on the availability of attractively priced sites for openings of apparel stores, the ability of the Company to negotiate leases on favorable terms, operating results of each site and the actions of the Company's licensors.

      The Company believes that amounts available under its revolving credit facilities, along with internally generated funds, will be sufficient to meet its operating and capital requirements under ordinary circumstances through the end of the current fiscal year.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  The Exhibits in the Exhibit Index are filed as part of this report.

    (b) A report on Form 8-K was filed by the Registrant on March 20, 1997 concerning the sale by the Registrant of substantially all of the assets of its Shoe Corporation of America division and of the sale of the Registrant's Parade of Shoes division.

         A report  on Form  8-K/A was filed by the  Registrant  on May 16,  1997 amending the Form 8-K filed on March 20, 1997 to include the Registrant's Pro Forma consolidated condensed balance sheet at February 1, 1997 and the Pro Forma consolidated statements of earnings for the year ended February 1, 1997 giving effect to the dispositions by the Registrant of its SCOA and Parade of Shoes divisions.

                                SIGNATURES




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    J. BAKER, INC.





                                    By:/s/Alan I. Weinstein
                                       Alan I. Weinstein
                                       President and Chief Executive Officer

Date:    Canton, Massachusetts
         June 12, 1997




                                    By:/s/Philip Rosenberg
                                      Philip Rosenberg
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer


Date:    Canton, Massachusetts
         June 12, 1997

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, DC  20549


                          -------------------


                              EXHIBITS

                             Filed with

                     Quarterly Report on Form 10-Q

                                of

                           J. BAKER, INC.

                        555 Turnpike Street

                         Canton, MA  02021

                  For the Quarter ended May 3, 1997

                          EXHIBIT INDEX

Exhibit                                                                                                   Page No.
-------                                                                                                   -------


10.  Material Contracts

     (.01)  Credit Agreement by and among the Casual Male, Inc., TCM Holding                                    *
            Co., Inc., WGS Corp., TCMB&T, Inc. and J. Baker, Inc., and Fleet
            National  Bank and  BankBoston,  N.A.,  et al,  dated May 30,  1997, attached.

     (.02)  Loan and Security Agreement between JBI, Inc., Morse Shoe, Inc.                                     *
            and JBI Holding Company, Inc., and GBFC, Inc. and Fleet National
            Bank, dated May 30, 1997, attached.

     (.03)  Asset Purchase Agreement, dated as of March 5, 1997, by and between                                 **
            Shoe Corporation of America, Inc. and JBI, Inc.


11.  Computation of Primary and Fully Diluted Earnings Per Share, attached.                                     *
     -----------------------------------------------------------

27.  Financial Data Schedule                                                                                   ***
     -----------------------










*  Included herein
** Filed as an exhibit to Form 8-K on March 20, 1997 and incorporated herein by reference thereto.
** This exhibit has been filed with the Securities and Exchange Commission as part of J. Baker, Inc.'s electronic submission of this Form 10-Q under EDGAR filing requirements. It has not been included herein.