Form 10-Q
period 1997-08-02
BAKER J INC
filed 1997-09-15
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 2, 1997

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

                               (781) 828-9300
             (Registrant's telephone number, including area code)







The registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to filing such reports for the past 90 days.

                          YES   [X]           NO

The number of shares outstanding of the registrant's common stock as of August 2, 1997, was 13,914,300.

                        J. BAKER, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 August 2, 1997 (unaudited) and February 1, 1997

                                                                                       August 2,           February 1,
        Assets                                                                           1997                 1997
        ------                                                                         --------            -------

Current assets:
    Cash and cash equivalents                                                       $  1,711,896          $  3,969,116
    Accounts receivable:
        Trade, net                                                                    14,459,203            14,771,734
        Other                                                                          1,532,264             1,737,786
                                                                                      ----------            ----------
                                                                                      15,991,467            16,509,520
                                                                                      ----------            ----------

    Merchandise inventories                                                          164,268,910           146,045,496
    Prepaid expenses                                                                   9,649,621             6,031,033
    Deferred income taxes                                                             36,159,000            37,548,000
    Assets held for sale                                                                       -            62,255,582
                                                                                    ------------           -----------
             Total current assets                                                    227,780,894           272,358,747
                                                                                     -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                19,340,925            19,340,925
    Furniture, fixtures and equipment                                                 77,245,839            74,244,548
    Leasehold improvements                                                            24,280,284            23,100,973
                                                                                     -----------           -----------
                                                                                     120,867,048           116,686,446
    Less accumulated depreciation and amortization                                    45,734,247            40,032,801
                                                                                     -----------           -----------
             Net property, plant and equipment                                        75,132,801            76,653,645
                                                                                     -----------           -----------

Deferred income taxes                                                                 26,199,000            26,199,000
Other assets, at cost, less accumulated amortization                                  12,367,151             7,309,411
                                                                                     -----------           -----------
                                                                                    $341,479,846          $382,520,803
                                                                                     ===========           ===========
        Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                               $  2,035,817          $  2,012,327
    Accounts payable                                                                  48,720,653            57,006,085
    Accrued expenses                                                                  11,365,859            29,837,310
    Income taxes payable                                                               1,198,881             1,380,664
                                                                                     -----------           -----------
             Total current liabilities                                                63,321,210            90,236,386
                                                                                     -----------           -----------

Other liabilities                                                                      3,180,149             6,203,073
Long-term debt, net of current portion                                               129,225,814           140,787,673
Senior subordinated debt                                                               1,470,761             2,951,411
Convertible subordinated debt                                                         70,353,000            70,353,000

Stockholders' equity                                                                  73,928,912            71,989,260
                                                                                     -----------           -----------
                                                                                    $341,479,846          $382,520,803
                                                                                     ===========           ===========

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
               For the quarters ended August 2, 1997 and August 3, 1996
                                  (Unaudited)

                                                                           Quarter                   Quarter
                                                                            Ended                     Ended
                                                                        August 2, 1997            August 3, 1996
                                                                        --------------            --------------

Sales                                                                     $143,929,357              $231,805,391

Cost of sales                                                               80,139,384               130,378,579
                                                                           -----------               -----------

      Gross profit                                                          63,789,973               101,426,812

Selling, administrative and general expenses                                53,926,913                88,310,932

Depreciation and amortization                                                3,500,451                 7,454,120
                                                                            ----------                ----------

      Operating income                                                       6,362,609                 5,661,760

Net interest expense                                                         3,242,501                 3,224,038
                                                                           -----------               -----------

      Earnings before income taxes                                           3,120,108                 2,437,722

Income tax expense                                                           1,216,000                   952,000
                                                                           -----------               -----------

      Net earnings                                                        $  1,904,108              $  1,485,722
                                                                           ===========               ===========

Net earnings per common share:
       Primary                                                           $        0.14             $        0.11
                                                                          ============              ============
       Fully diluted                                                     $        0.14             $        0.11
                                                                          ============              ============

Number of shares used to compute net earnings per common share:
      Primary                                                               13,912,934                13,891,265
                                                                           ===========               ===========
      Fully diluted                                                         13,970,527                13,928,732
                                                                           ===========               ===========

Dividends declared per share                                             $       0.015             $       0.015
                                                                          ============              ============


See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated  Statements of Earnings
      For the six  months  ended  August  2,  1997 and August 3, 1996
                                  (Unaudited)

                                                                        August 2, 1997            August 3, 1996
                                                                        --------------            --------------

Sales                                                                     $281,279,618              $427,335,600

Cost of sales                                                              155,491,836               235,287,939
                                                                           -----------               -----------

      Gross profit                                                         125,787,782               192,047,661

Selling, administrative and general expenses                               109,621,742               167,595,023

Depreciation and amortization                                                6,153,844                14,662,623
                                                                            ----------                ----------

      Operating income                                                      10,012,196                 9,790,015

Net interest expense                                                         6,450,077                 6,001,733
                                                                           -----------               -----------

      Earnings before income taxes                                           3,562,119                 3,788,282

Income tax expense                                                           1,389,000                 1,477,000
                                                                           -----------               -----------

      Net earnings                                                        $  2,173,119              $  2,311,282
                                                                           ===========               ===========

Net earnings per common share:
       Primary                                                           $        0.16             $        0.17
                                                                          ============              ============
       Fully diluted                                                     $        0.16             $        0.17
                                                                          ============              ============

Number of shares used to compute net earnings per common share:
      Primary                                                               13,902,952                13,882,729
                                                                           ===========               ===========
      Fully diluted                                                         13,959,598                13,903,376
                                                                           ===========               ===========

Dividends declared per share                                             $       0.030             $       0.030
                                                                          ============              ============


See accompanying notes to consolidated financial statements.

                          J. BAKER, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
          For the six  months  ended  August  2,  1997 and August 3, 1996
                                  (Unaudited)

                                                                          August 2, 1997            August 3, 1996
                                                                          --------------            --------------
Cash flows from operating activities:
      Net earnings                                                        $  2,173,119              $  2,311,282
      Adjustments to reconcile net earnings to cash
        used in operating activities:
         Depreciation and amortization:
             Fixed assets                                                    5,701,470                10,054,455
             Deferred charges, intangible assets and
               deferred financing costs                                        471,724                 4,627,518
         Deferred income taxes                                               1,389,000                 1,520,370
         Change in:
             Accounts receivable                                              (931,947)               (5,443,623)
             Merchandise inventories                                       (25,112,428)              (24,276,016)
             Prepaid expenses                                               (3,618,588)               (4,035,130)
             Accounts payable                                               (8,285,432)               (9,293,968)
             Accrued expenses                                              (16,671,451)              (10,856,406)
             Income taxes payable/receivable                                  (181,783)                7,236,732
             Other liabilities                                                  36,908                   111,558
                                                                          ------------               -----------
                Net cash used in operating
                  activities                                               (45,029,408)              (28,043,228)
                                                                          ------------               -----------

Cash  flows from investing activities: Capital expenditures for:
         Property, plant and equipment                                      (4,180,626)              (10,450,045)
         Other assets                                                       (1,313,109)                  (15,660)
      Payments received on notes receivable                                  1,450,000                 2,438,000
                                                                           -----------               -----------
                Net cash used in investing activities                       (4,043,735)               (8,027,705)
                                                                           -----------               -----------

Cash flows from financing activities:
      Repayment of senior debt                                              (1,500,000)               (1,500,000)
      Proceeds (repayment) of other long-term debt                         (11,287,947)               37,000,000
      Repayment of mortgage payable                                           (250,422)                        -
      Payment of mortgage escrow, net                                          (47,076)                        -
      Proceeds from sales of footwear businesses                            60,134,835                         -
      Proceeds from issuance of common stock                                   183,646                   210,887
      Payment of dividends                                                    (417,113)                 (416,566)
                                                                           -----------               -----------
                Net cash provided by financing activities                   46,815,923                35,294,321
                                                                           -----------               -----------

                Net decrease in cash                                        (2,257,220)                 (776,612)

Cash and cash equivalents at beginning of year                               3,969,116                 3,287,141
                                                                           -----------               -----------

Cash and cash equivalents at end of period                                 $ 1,711,896               $ 2,510,529
                                                                            ==========                ==========

Supplemental disclosure of cash flow information Cash paid (received) for:
      Interest                                                             $ 3,342,945               $5,888,750
      Income taxes                                                             181,783                2,997,370
      Income taxes refunded                                                          -               (8,315,483)
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

      Fully diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Included in this calculation is the dilutive effect of stock options and warrants. The Common Stock issuable under the 7% convertible subordinated notes was not included in the calculation for the quarters and six months ended August 2, 1997 and August 3, 1996 because its effect would be antidilutive.

3] During the fourth quarter of fiscal 1997, the Company recorded a restructuring charge related to its footwear operations. In connection with the restructuring, the Company has reduced its investment in its Licensed Discount footwear division, and, in March, 1997, the Company completed the sales of its Shoe Corporation of America ("SCOA") and Parade of Shoes businesses.

      On March 5, 1997, the Company announced that it had sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. Net cash proceeds from the transaction of approximately $40.1 million were used to pay down the Company's bank debt. Sales in the Company's SCOA division totaled $0 and $44.5 million for the quarters ended August 2, 1997 and August 3, 1996, respectively, and $9.5 million and $89.2 million for the six months ended August 2, 1997 and August 3, 1996, respectively.

      On March 10, 1997, the Company completed the sale of its Parade of Shoes division to Payless ShoeSource, Inc. of Topeka, Kansas. Net cash proceeds from the transaction of approximately $20 million were used to pay down the Company's bank debt. Sales in the Company's Parade of Shoes division totaled $0 and $38.1 million for the quarters ended August 2, 1997 and August 3, 1996, respectively, and $8.2 million and $65.8 million for the six months ended August 2, 1997 and August 3, 1996, respectively.

4] On May 30, 1997, the Company replaced its $145 million credit facility by obtaining two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc. One facility, which finances the Company's apparel businesses, is a $100 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. (the "Apparel Credit Facility"). The Apparel Credit Facility is secured by all of the capital stock of The Casual Male, Inc. and three other subsidiaries of the Company. The aggregate commitment under the Apparel Credit Facility will be automatically reduced by $10 million, $12.5 million and $12.5 million on December 31, 1997, December 31, 1998 and December 31, 1999, respectively. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 31, 2000.

      To finance its Licensed Discount footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of the Licensed Discount division, with GBFC, Inc. and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

5] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of assuming the existing license agreement with the Company or rejecting that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of the Company's Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the quarter and six months ended August 2, 1997 were $14.1 million and $23.5 million, respectively.

6] On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. Jamesway liquidated its inventory, fixed assets and real estate and ceased operation of its business in all of its 90 stores. The Company participated in Jamesway's going out of business sales and liquidated substantially all of its footwear inventory in the 90 Jamesway stores during the going out of business sales. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Because Jamesway ceased operation of its business, the Company's license agreement was rejected. The Company has negotiated a settlement of the amount of its claim with Jamesway, which has been approved by the Bankruptcy Court. The Jamesway plan of liquidation was confirmed on June 6, 1997, and the Company received a partial distribution of the amount owed to the Company under the settlement during the second quarter of fiscal 1998. In August, 1997, the Company received a fee from a third party by assigning its rights to any future distributions from Jamesway.

7] On November 10, 1993, the United States District Court for the District of Minnesota returned a jury verdict assessing royalty damages of $1,550,000 and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a patent for a system used to connect pairs of shoes. The jury verdict was based on a finding that three different shoe connection systems used by the Company infringed Ms. Maxwell's patent. Post trial motions for treble damages, attorney's fees and injunctive relief were granted on March 10, 1995. The Company appealed the judgment. On June 11, 1996, the United States Court of Appeals for the Federal Circuit reversed in part and affirmed in part and vacated the award of treble damages, attorney's fees and injunctive relief. The appellate court's ruling was based on its holding that as a matter of law two of the three shoe connection systems used by the Company did not infringe the patent. A request by Ms. Maxwell for a rehearing en banc was denied by an order dated August 28, 1996. Ms. Maxwell petitioned the United States Supreme Court for a writ of certiorari, which petition was denied on March 17, 1997. The case has been remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court. The issues for trial on remand include a determination of what, if anything, is a reasonable royalty for the one shoe connection system that was not subject to the reversal by the Court of Appeals, how many pairs of shoes having the patented system did the Company sell, and whether the Company's sale of shoes having the patented system, after actual notice of the patent and while the Company was changing to the two systems found to be non-infringing, constitutes willful infringement in which event damages payable by the Company may at the discretion of the Court be doubled or trebled. The trial on remand commenced on September 8, 1997 and is expected to conclude by the end of September, 1997.

      A complaint was also filed by Ms. Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The trial has been stayed pending the outcome of the aforementioned trial.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS.


All references herein to fiscal 1998 and fiscal 1997 relate to the years ending January 31, 1998 and February 1, 1997, respectively.

Results of Operations

      FIRST SIX MONTHS OF FISCAL 1998 VERSUS FIRST SIX MONTHS OF FISCAL 1997

      The Company's net sales decreased by $146.0 million to $281.3 million in the first six months of fiscal 1998 from $427.3 million in the first six months of fiscal 1997, primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997. Sales in the Company's apparel operations increased by $8.0 million primarily due to an increase in the number of Casual Male Big & Tall stores in operation during the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 and a 1.0% increase in comparable apparel store sales. (Comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the relevant comparison periods.) Excluding net sales produced by the Company's SCOA and Parade of Shoes businesses of $17.7 million in the first six months of fiscal 1998 and $155.0 million in the first six months of fiscal 1997, sales produced by the Company's Licensed Discount shoe department operations decreased by $16.8 million to $128.2 million in the first six months of fiscal 1998 from $145.0 million in the first six months of fiscal 1997. This decrease was primarily due to a reduction in the number of Licensed Discount shoe departments in operation during the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 and a 3.0% decrease in comparable retail footwear store sales. (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in Licensed Discount shoe departments which were open in corresponding weeks of the relevant comparison periods.)

      The Company's cost of sales constituted 55.3% of sales in the first six months of fiscal 1998 as compared to 55.1% of sales in the first six months of fiscal 1997. Cost of sales in the Company's apparel operations was 52.4% of sales in the first six months of fiscal 1998 as compared to 50.8% of sales in the first six months of fiscal 1997. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales and a lower initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 57.9% of sales in the first six months of fiscal 1998 as compared to 56.9% of sales in the first six months of fiscal 1997. The increase in such percentage, which was partially offset by a change in the Company's method of financing its foreign merchandise purchases with bank borrowings in the first six months of fiscal 1998 versus the use of bankers' acceptances in the first six months of fiscal 1997, was primarily due to the increased proportion of Licensed Discount shoe department sales to total footwear sales in the first six months of fiscal 1998 versus the first six months of fiscal 1997. As a percentage of sales, Licensed Discount shoe department sales have a higher cost of sales than the aggregate cost of sales in the divested SCOA and Parade of Shoes businesses.

      Selling, administrative and general expenses decreased $58.0 million, or 34.6%, to $109.6 million in the first six months of fiscal 1998 from $167.6 million in the first six months of fiscal 1997 primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997 and the downsizing of the Company's Licensed Discount shoe division and its administrative areas and facilities, coupled with the benefit realized from the curtailment of the Company's defined benefit pension plan in the first six months of fiscal 1998. As a percentage of sales, selling, administrative and general expenses were 39.0% of sales in the first six months of fiscal 1998 as compared to 39.2% of sales in the first six months of fiscal 1997. Selling, administrative and general expenses in the Company's apparel operations were 41.3% of sales in the first six months of fiscal 1998 as compared to 43.5% of sales in the first six months of fiscal 1997. This decrease was primarily due to a lower corporate overhead allocation, resulting from a portion of corporate overhead costs for the first six months of fiscal 1998 being allocated to the Company's divested SCOA and Parade of Shoes businesses. Selling, administrative and general expenses in the Company's footwear operations were 36.8% of sales in the first six months of fiscal 1998 as compared to 37.4% of sales in the first six months of fiscal 1997. This decrease was primarily due to the increased proportion of Licensed Discount shoe department sales to total footwear sales in the first six months of
                                       8
fiscal 1998 versus the first six months of fiscal 1997. The Company's Licensed Discount shoe division has lower selling, administrative and general expenses as a percentage of sales than the aggregate selling, administrative and general expenses as a percentage of sales in the divested SCOA and Parade of Shoes businesses.

      Depreciation and amortization expense decreased by $8.5 million in the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 primarily due to the write-off of certain fixed and intangible assets in the fourth quarter of fiscal 1997 related to the overall restructuring of the Company's footwear businesses. This decrease was partially offset by capital expenditures for depreciable and amortizable assets.

      As a result of the above described effects, the Company's operating income increased by 2.3% to $10.0 million in the first six months of fiscal 1998 from $9.8 million in the first six months of fiscal 1997. As a percentage of sales, operating income was 3.6% in the first six months of fiscal 1998 as compared to 2.3% in the first six months of fiscal 1997.

      Net interest expense increased $448,000 to $6.5 million in the first six months of fiscal 1998 from $6.0 million in the first six months of fiscal 1997 primarily due to a change in the Company's method of financing foreign merchandise purchases with bank borrowings in the first six months of fiscal 1998 versus the use of bankers' acceptances in the first six months of fiscal 1997, partially offset by lower levels of bank borrowings in the first six months of fiscal 1998.

      Taxes on earnings for the first six months of fiscal 1998 were $1.4 million as compared to taxes of $1.5 million in the first six months of fiscal 1997, yielding an effective tax rate of 39.0% in each case.

      Net earnings for the first six months of fiscal 1998 were $2.2 million, as compared to net earnings of $2.3 million in the first six months of fiscal 1997, a decrease of 6.0%.

       SECOND QUARTER OF FISCAL 1998 VERSUS SECOND QUARTER OF FISCAL 1997

      The Company's net sales decreased by $87.9 million to $143.9 million in the second quarter of fiscal 1998 from $231.8 million in the second quarter of fiscal 1997. Sales in the Company's apparel operations increased by $4.3 million primarily due to an increase in the number of Casual Male Big & Tall stores in operation during the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 and a 1.6% increase in comparable apparel store sales. Excluding net sales produced by the Company's SCOA and Parade of Shoes businesses of $82.6 million in the second quarter of fiscal 1997, sales produced by the Company's Licensed Discount shoe department operations decreased by $9.6 million to $74.6 million in the second quarter of fiscal 1998 from $84.2 million in the second quarter of fiscal 1997. This decrease was primarily due to a reduction in the number of Licensed Discount shoe departments in operation during the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 and a 3.0% decrease in comparable retail footwear store sales.

      The Company's cost of sales constituted 55.7% of sales in the second quarter of fiscal 1998 as compared to 56.2% of sales in the second quarter of fiscal 1997. Cost of sales in the Company's apparel operations was 52.1% of sales in the second quarter of fiscal 1998 as compared to 51.0% of sales in the second quarter of fiscal 1997. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales and a lower initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 59.0% of sales in the second quarter of fiscal 1998 as compared to 58.3% of sales in the second quarter of fiscal 1997. The increase in such percentage, which was partially offset by a change in the Company's method of financing its foreign merchandise purchases with bank borrowings in the second quarter of fiscal 1998 versus the use of bankers' acceptances in the second quarter of fiscal 1997, was primarily due to higher markdowns as a percentage of sales and a lower initial markup on merchandise purchases in the Company's Licensed Discount shoe division, coupled with an increased proportion of Licensed Discount shoe department sales to total footwear sales in the second quarter of fiscal 1998 versus the second quarter of fiscal 1997. As a percentage of sales, Licensed Discount shoe department sales have a higher cost of sales than the aggregate cost of sales in the divested SCOA and Parade of Shoes businesses.

      Selling, administrative and general expenses decreased $34.4 million, or 38.9%, to $53.9 million in the second quarter of fiscal 1998 from $88.3 million in the second quarter of fiscal 1997 primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997 and the downsizing of the Company's Licensed Discount shoe division and its administrative areas and facilities. As a percentage of sales, selling, administrative and general expenses were 37.5% of sales in the second quarter of fiscal 1998 as compared to 38.1% of sales in the second quarter of fiscal 1997. Selling, administrative and general expenses in the Company's apparel operations were 41.4% of sales in the second quarter of fiscal 1998 as compared to 44.2% of sales in the second quarter of fiscal 1997. This decrease was primarily due to a lower corporate overhead allocation and the increase in comparable apparel store sales. Selling, administrative and general expenses in the Company's footwear operations were 33.8% of sales in the second quarter of fiscal 1998 as compared to 35.7% of sales in the second quarter of fiscal 1997. This decrease was primarily due to the increased proportion of Licensed Discount shoe department sales to total footwear sales in the second quarter of fiscal 1998 versus the second quarter of fiscal 1997. The Company's Licensed Discount shoe division has lower selling, administrative and general expenses as a percentage of sales than the aggregate selling, administrative and general expenses as a percentage of sales in the divested SCOA and Parade of Shoes businesses.

      Depreciation and amortization expense decreased by $4.0 million in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 primarily due to the write-off of certain fixed and intangible assets in the fourth quarter of fiscal 1997 related to the overall restructuring of the Company's footwear businesses. This decrease was partially offset by capital expenditures for depreciable and amortizable assets.

      As a result of the above described effects, the Company's operating income increased by 12.4% to $6.4 million in the second quarter of fiscal 1998 from $5.7 million in the second quarter of fiscal 1997. As a percentage of sales, operating income was 4.4% in the second quarter of fiscal 1998 as compared to 2.4% in the second quarter of fiscal 1997.

      Net interest expense increased $18,000 to $3.2 million in the second quarter of fiscal 1998 from $3.2 million in the second quarter of fiscal 1997 primarily due to a change in the Company's method of financing foreign merchandise purchases with bank borrowings in the second quarter of fiscal 1998 versus the use of bankers' acceptances in the second quarter of fiscal 1997, partially offset by lower levels of bank borrowings in the second quarter of fiscal 1998.

      Taxes on earnings for the second quarter of fiscal 1998 were $1.2 million, yielding an effective tax rate of 39.0%, as compared to taxes of $952,000, yielding an effective tax rate of 39.1%, in the second quarter of fiscal 1997.

      Net earnings for the second quarter of fiscal 1998 were $1.9 million, as compared to net earnings of $1.5 million in the second quarter of fiscal 1997, an increase of 28.2%.

Financial Condition

                      AUGUST 2, 1997 VERSUS FEBRUARY 1, 1997

      The increase in merchandise inventories at August 2, 1997 from February 1, 1997 was primarily due to a seasonal increase in the average inventory level per location.

      The decrease in assets held for sale at August 2, 1997 from February 1, 1997 was due to the receipt of the cash proceeds from the divestitures of the Company's SCOA and Parade of Shoes businesses in March, 1997.

      The increase in other assets at August 2, 1997 from February 1, 1997 was primarily the result of the establishment of escrow accounts related to the divestitures of the Company's SCOA and Parade of Shoes businesses.

      The decrease in accounts payable at August 2, 1997 from February 1, 1997 was primarily due to an increase in direct import merchandise purchases, which are paid for sooner than domestic merchandise purchases, coupled with the Company's decision to eliminate bankers' acceptance financing of foreign merchandise purchases in its footwear operations. The ratio of accounts payable to merchandise inventory was 29.7% at August 2, 1997, as compared to 39.0% at February 1, 1997.

      The decrease in accrued expenses at August 2, 1997 from February 1, 1997 was primarily due to payments of costs related to the restructuring of the Company's footwear operations, including the sales of the Company's SCOA and Parade of Shoes businesses, and the downsizing and restructuring of its Licensed Discount shoe division and the Company's administrative areas and facilities.

      The decrease in other liabilities at August 2, 1997 from February 1, 1997 was due to payment of $3.0 million to former stockholders of SCOA in order to satisfy a contractual contingent payment obligation, based on earnings, to such former SCOA stockholders.

      The decrease in long-term debt, net of current portion, at August 2, 1997 from February 1, 1997 was due to the repayment of the Company's bank debt with the net cash proceeds from the sales of the Company's SCOA and Parade of Shoes businesses. The decrease was partially offset by additional borrowings to meet seasonal working capital needs and to fund capital expenditures.

Liquidity and Capital Resources
      In the first six months of fiscal 1998, the Company's primary sources of capital to finance its cash needs were the proceeds received on the sales of the Company's SCOA and Parade of Shoes businesses, and borrowings under bank credit facilities.

      On May 30, 1997, the Company replaced its $145 million credit facility by obtaining two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc. One facility, which finances the Company's apparel businesses, is a $100 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. (the "Apparel Credit Facility"). The Apparel Credit Facility is secured by all of the capital stock of The Casual Male, Inc. and three other subsidiaries of the Company. The aggregate commitment under the Apparel Credit Facility will be automatically reduced by $10 million, $12.5 million and $12.5 million on December 31, 1997, December 31, 1998 and December 31, 1999, respectively. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 31, 2000.

      To finance its Licensed Discount footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of the Licensed Discount division, with GBFC, Inc. and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

      As of August 2, 1997, the Company had aggregate borrowings outstanding under its Apparel Credit Facility and its Footwear Credit Facility totaling $84.1 million and $42.0 million, respectively, consisting of loans and obligations under letters of credit.

      Net cash used in operating activities for the first six months of fiscal 1998 was $45.0 million compared to $28.0 million for the first six months of fiscal 1997. The $17.0 million increase was due primarily to expenditures related to the footwear restructuring and the receipt of an $8.3 million federal income tax refund in the first six months of fiscal 1997.

      Net cash provided by financing activities for the first six months of fiscal 1998 was $46.8 million compared to $35.3 million for the first six months of fiscal 1997. The $11.5 million increase was primarily attributable to the receipt of $60.1 million in proceeds from the sales of the Company's SCOA and Parade of Shoes businesses, offset by repayments of debt of $13.0 million in the first six months of fiscal 1998, as compared to the receipt of

$35.5 million in net proceeds of debt in the first six months of fiscal 1997.

      The Company invested $4.2 million and $10.5 million in capital expenditures during the first six months of fiscal years 1998 and 1997, respectively, which generally related to new store and licensed shoe department openings and the remodeling of existing stores and departments, coupled with expenditures for general corporate purposes. The Company expects to spend approximately an additional $4.0 million to $6.0 million in capital expenditures in the last six months of fiscal 1998, and expects that its total budgeted capital expenditures for fiscal 1999 will be approximately $10.0 million to $12.0 million. Such estimates of future expenditures reflect costs expected to be incurred for new and remodeled stores and licensed shoe departments, and for general corporate purposes.

      Following is a table showing actual and planned store openings by division for fiscal 1998:

                                         Actual Openings                 Planned Openings            Total
                                          First - Second                  Third - Fourth         Actual/Planned
      Division                        Quarters of Fiscal 1998          Quarters of Fiscal 1998      Openings
      --------                        -----------------------          -----------------------      --------

      Casual Male                            20                                 15                     35
      Work 'n Gear                            0                                  2                      2
      Licensed Discount                       9                                  2                     11


      Offsetting the above actual and planned store openings, the Company closed 4 Casual Male stores, 1 Work 'n Gear store and 83 Licensed Discount shoe departments during the first six months of fiscal 1998. The Company has plans to close approximately an additional 2 Casual Male stores, 1 Work 'n Gear store and 4 Licensed Discount shoe departments during the second half of fiscal 1998.

      The Company believes that amounts available under its revolving credit facilities, along with other potential sources of funds and cash flows from operations, will be sufficient to meet its foreseeable operating and capital requirements through the end of the current fiscal year. From time to time, the Company evaluates potential acquisition candidates in pursuit of strategic initiatives and growth goals in its niche apparel markets. Financing of potential acquisitions will be determined based on the financial condition of the Company at the time of such acquisitions, and may include borrowings under current or new commercial credit facilities or the issuance of publicly issued or privately placed debt or equity securities.

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

PART II - OTHER INFORMATION

Item 1.  Legal proceedings
         -----------------

         On November 10, 1993, the United States District Court for the District of Minnesota returned a jury verdict assessing royalty damages of $1,550,000 and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a patent for a system used to connect pairs of shoes. The jury verdict was based on a finding that three different shoe connection systems used by the Company infringed Ms. Maxwell's patent. Post trial motions for treble damages, attorney's fees and injunctive relief were granted on March 10, 1995. The Company appealed the judgment. On June 11, 1996, the United States Court of Appeals for the Federal Circuit reversed in part and affirmed in part and vacated the award of treble damages, attorney's fees and injunctive relief. The appellate court's ruling was based on its holding that as a matter of law two of the three shoe connection systems used by the Company did not infringe the patent. A request by Ms. Maxwell for a rehearing en banc was denied by an order dated August 28, 1996. Ms. Maxwell petitioned the United States Supreme Court for a writ of certiorari, which petition was denied on March 17, 1997. The case has been remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court. The issues for trial on remand include a determination of what, if anything, is a reasonable royalty for the one shoe connection system that was not subject to the reversal by the Court of Appeals, how many pairs of shoes having the patented system did the Company sell, and whether the Company's sale of shoes having the patented system, after actual notice of the patent and while the Company was changing to the two systems found to be non-infringing, constitutes willful infringement in which event damages payable by the Company may at the discretion of the Court be doubled or trebled. The trial on remand commenced on September 8, 1997 and is expected to conclude by the end of September, 1997.

         A complaint was also filed by Ms. Maxwell in November, 1992 against Morse Shoe, Inc. ("Morse"), a subsidiary of the Company, alleging infringement of the patent referred to above. The trial has been stayed pending the outcome of the aforementioned trial.

         The Company is unable to predict the ultimate outcome of these cases or the likely monetary exposure to the Company. However, a determination adverse to the Company in such proceedings could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is also involved in various claims and lawsuits incidental to its business. The Company does not believe that these claims and lawsuits in the aggregate will have a material adverse effect on the Company's business, financial condition and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    (a) The registrant's annual meeting of stockholders was held on June 10, 1997 (the "Meeting").

    (b) Ms. Nancy Ryan and Mr. Douglas J. Kahn were elected Class II directors at the Meeting for a three year term. The term of office for the following directors continued after the Meeting: Sherman N. Baker, J. Christopher Clifford, Ervin D. Cruce, David Pulver, Melvin M. Rosenblatt and Alan I. Weinstein.

    (c) The stockholders voted on the ratification of the selection of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending January 31, 1998.

         The following votes were cast at the Meeting with respect to each nominee for Class II director:

                                           Total vote for            Total vote withheld
                                           each director             from each director
                                           ---------------           -------------------

                  Douglas J. Kahn            12,338,346                   109,625
                  Nancy Ryan                 12,338,446                   109,525

         The following votes were cast at the Meeting with respect to the ratification of auditors:

                   For:                          12,352,339
                   Against:                          11,205
                   Abstain:                          84,427


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

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

Date:    Canton, Massachusetts
         September 15, 1997




                                            By:/s/Philip Rosenberg
                                               Philip Rosenberg
                                               Executive Vice President, Chief
                                               Financial Officer and Treasurer


Date:    Canton, Massachusetts
         September 15, 1997

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

                      For the Quarter ended August 2, 1997

                                   EXHIBIT INDEX

Exhibit                                                                                Page No.



10.  Material Contracts

     (.01)  Executive Employment Agreement dated as of April 1, 1997                    *
            between James D. Lee and J. Baker, Inc.

     (.02)  Executive Employment Agreement dated as of June 5, 1997                     *
            between Roger J. Osborne and J. Baker, Inc.


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