Form 10-Q
period 1997-11-01
BAKER J INC
filed 1997-12-15
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended November 1, 1997

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

                             YES  [ X ]          NO

The number of shares outstanding of the registrant's common stock as of November 1, 1997, was 13,918,890.

                          J. BAKER, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                  November 1, 1997 (unaudited) and February 1, 1997

        Assets                                                                   November 1, 1997  February 1, 1997
        ------                                                                   ---------------- -----------------

Current assets:
    Cash and cash equivalents                                                       $  1,359,287          $  3,969,116
    Accounts receivable:
        Trade, net                                                                    16,007,794            14,771,734
        Other                                                                          2,438,180             1,737,786
                                                                                      ----------            ----------
                                                                                      18,445,974            16,509,520
                                                                                      ----------            ----------

    Merchandise inventories                                                          178,433,257           146,045,496
    Prepaid expenses                                                                    8,632,857            6,031,033
    Deferred income taxes                                                             37,043,000            37,548,000
    Assets held for sale                                                                       -            62,255,582
                                                                                   -------------           -----------
             Total current assets                                                    243,914,375           272,358,747
                                                                                     -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                19,340,925            19,340,925
    Furniture, fixtures and equipment                                                 79,015,917            74,244,548
    Leasehold improvements                                                            24,777,115            23,100,973
                                                                                     -----------           -----------
                                                                                     123,133,957           116,686,446
    Less accumulated depreciation and amortization                                    49,063,423            40,032,801
                                                                                     -----------           -----------
             Net property, plant and equipment                                        74,070,534            76,653,645
                                                                                     -----------           -----------

Deferred income taxes                                                                 26,199,000            26,199,000
Other assets, at cost, less accumulated amortization                                  12,598,304             7,309,411
                                                                                     -----------           -----------
                                                                                    $356,782,213          $382,520,803
                                                                                     ===========           ===========
        Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                               $  2,047,965          $  2,012,327
    Accounts payable                                                                  53,577,009            57,006,085
    Accrued expenses                                                                  15,359,251            29,837,310
    Income taxes payable                                                               1,096,857             1,380,664
                                                                                     -----------           -----------
             Total current liabilities                                                72,081,082            90,236,386
                                                                                     -----------           -----------

Other liabilities                                                                      3,014,033             6,203,073
Long-term debt, net of current portion                                               137,504,434           140,787,673
Senior subordinated debt                                                               1,480,436             2,951,411
Convertible subordinated debt                                                         70,353,000            70,353,000

Stockholders' equity                                                                  72,349,228            71,989,260
                                                                                     -----------           -----------
                                                                                    $356,782,213          $382,520,803
                                                                                     ===========           ===========










See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                        Consolidated Statements of Earnings
             For the quarters ended November 1, 1997 and November 2, 1996
                                    (Unaudited)

                                                                          Quarter                      Quarter
                                                                           Ended                        Ended
                                                                      November 1, 1997           November 2, 1996
                                                                      ----------------           ----------------

Sales                                                                    $139,148,124               $222,763,576

Cost of sales                                                              76,562,167                126,579,222
                                                                          -----------                -----------

      Gross profit                                                         62,585,957                 96,184,354

Selling, administrative and general expenses                               54,010,203                 83,321,536

Depreciation and amortization                                               3,900,151                  7,513,198

Litigation settlement charges                                               3,432,000                         --
                                                                           ----------                 ----------

      Operating income                                                      1,243,603                  5,349,620

Net interest expense                                                        3,510,296                  3,025,257
                                                                          -----------                -----------

      Earnings (loss) before income taxes                                   (2,266,693)                2,324,363

Income tax expense (benefit)                                                  (884,000)                  906,000
                                                                           -----------               -----------

      Net earnings (loss)                                                 $ (1,382,693)             $  1,418,363
                                                                           ===========               ===========

Net earnings (loss) per common share:
       Primary                                                          $        (0.10)           $         0.10
                                                                         =============             =============
       Fully diluted                                                    $        (0.10)           $         0.10
                                                                         =============             =============

Number of shares used to compute net earnings per common share:
      Primary                                                               13,918,898                13,892,318
                                                                           ===========               ===========
      Fully diluted                                                         13,972,810                13,898,704
                                                                           ===========               ===========

Dividends declared per share                                            $        0.015            $        0.015
                                                                         =============             =============













See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated  Statements of Earnings
   For the nine  months  ended  November  1, 1997 and November 2, 1996
                                 (Unaudited)



                                                                      November 1, 1997          November 2, 1996
                                                                      ----------------           ---------------

Sales                                                                     $420,427,742              $650,099,176

Cost of sales                                                              232,054,003               361,867,161
                                                                           -----------               -----------

      Gross profit                                                         188,373,739               288,232,015

Selling, administrative and general expenses                               163,631,945               250,916,559

Depreciation and amortization                                               10,053,995                 22,175,821

Litigation settlement charges                                                3,432,000                        --
                                                                           -----------                ----------

      Operating income                                                      11,255,799                15,139,635

Net interest expense                                                         9,960,373                 9,026,990
                                                                           -----------               -----------

      Earnings before income taxes                                           1,295,426                 6,112,645

Income tax expense                                                             505,000                 2,383,000
                                                                           -----------               -----------

      Net earnings                                                       $     790,426              $  3,729,645
                                                                          ============               ===========

Net earnings per common share:
       Primary                                                          $         0.06            $         0.27
                                                                         =============             =============
       Fully diluted                                                    $         0.06            $         0.27
                                                                         =============             =============

Number of shares used to compute net earnings per common share:
      Primary                                                              13,908,267                 13,885,926
                                                                          ===========               ============
      Fully diluted                                                        13,948,367                 13,900,010
                                                                          ===========               ============

Dividends declared per share                                            $        0.045            $        0.045
                                                                         =============             =============













See accompanying notes to consolidated financial statements.

                          J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
  For  the  nine  months  ended  November  1,  1997  and  November 2, 1996
                              (Unaudited)

                                                                       November 1, 1997          November 2, 1996
                                                                       ----------------          ----------------
Cash flows from operating activities:
      Net earnings                                                       $     790,426              $  3,729,645
      Adjustments to reconcile net earnings to cash
        used in operating activities:
         Depreciation and amortization:
             Fixed assets                                                    9,030,645                15,215,304
             Deferred charges, intangible assets and
               deferred financing costs                                      1,053,375                 6,989,542
         Deferred income taxes                                                 505,000                 2,248,650
         Change in:
             Accounts receivable                                            (4,111,454)              (10,189,402)
             Merchandise inventories                                       (39,276,775)              (33,431,336)
             Prepaid expenses                                               (2,601,824)               (3,704,513)
             Accounts payable                                               (3,429,076)              (12,615,726)
             Accrued expenses                                              (12,678,059)              (11,098,428)
             Income taxes payable/receivable                                  (283,807)                7,236,732
             Other liabilities                                                 (99,292)                 (722,385)
                                                                         -------------               -----------
                Net cash used in operating
                  activities                                               (51,100,841)              (36,341,917)
                                                                          ------------               -----------

Cash  flows from investing activities: Capital expenditures for:
         Property, plant and equipment                                      (6,447,534)              (13,360,182)
         Other assets                                                       (1,867,729)               (1,037,195)
      Payments received on notes receivable                                  2,175,000                 3,163,000
                                                                           -----------                -----------
                Net cash used in investing activities                       (6,140,263)              (11,234,377)
                                                                           -----------              ------------

Cash flows from financing activities:
      Repayment of senior debt                                              (1,500,000)               (1,500,000)
      Proceeds (repayment) of other long-term debt                          (2,867,694)               48,500,000
      Repayment of mortgage payable                                           (379,907)                        -
      Payment of mortgage escrow, net                                         (325,501)                        -
      Proceeds from sales of footwear businesses                            60,134,835                         -
      Proceeds from issuance of common stock                                   195,440                   213,081
      Payment of dividends                                                    (625,898)                 (624,947)
                                                                           -----------              ------------
                Net cash provided by financing activities                   54,631,275                46,588,134
                                                                            ----------              ------------

                Net decrease in cash                                        (2,609,829)                 (988,160)

Cash and cash equivalents at beginning of year                               3,969,116                 3,287,141
                                                                           -----------               -----------

Cash and cash equivalents at end of period                                $  1,359,287              $  2,298,981
                                                                           ===========               ===========

Supplemental disclosure of cash flow information Cash paid (received) for:
      Interest                                                            $  8,796,379              $  7,728,559
      Income taxes                                                             283,807                 4,631,650
      Income taxes refunded                                                          -                (8,315,483)
                                                                       ===============               ===========

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

      Fully diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding during such period. Included in this calculation is the dilutive effect of stock options and warrants. The Common Stock issuable under the 7% convertible subordinated notes was not included in the calculation for the quarters and nine months ended November 1, 1997 and November 2, 1996 because its effect would be antidilutive.

3] During the fourth quarter of fiscal 1997, the Company recorded a restructuring charge related to its footwear operations. In connection with the restructuring, the Company has reduced its investment in its Licensed Discount footwear division, and, in March, 1997, the Company completed the sales of its Shoe Corporation of America ("SCOA") and Parade of Shoes businesses.

      On March 5, 1997, the Company announced that it had sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. Net cash proceeds from the transaction of approximately $40.1 million were used to pay down the Company's bank debt. Sales in the Company's SCOA division totaled $0 and $43.7 million for the quarters ended November 1, 1997 and November 2, 1996, respectively, and $9.5 million and $132.9 million for the nine months ended November 1, 1997 and November 2, 1996, respectively.

      On March 10, 1997, the Company completed the sale of its Parade of Shoes division to Payless ShoeSource, Inc. of Topeka, Kansas. Net cash proceeds from the transaction of approximately $20 million were used to pay down the Company's bank debt. Sales in the Company's Parade of Shoes division totaled $0 and $32.0 million for the quarters ended November 1, 1997 and November 2, 1996, respectively, and $8.2 million and $97.8 million for the nine months ended November 1, 1997 and November 2, 1996, respectively.

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

      To finance its Licensed Discount footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of the Licensed Discount division, with BankBoston Retail Finance Inc. (formerly known as GBFC, Inc.) and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

5] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of assuming the existing license agreement with the Company or rejecting that agreement. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. The Company has no assurance that the agreement will be assumed or that Bradlees will continue in business. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company, relative to the carrying values of the Company's Bradlees-related assets, will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the quarter and nine months ended November 1, 1997 were $11.9 million and $35.4 million, respectively.

6] On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. Jamesway liquidated its inventory, fixed assets and real estate and ceased operation of its business in all of its 90 stores. The Company participated in Jamesway's going out of business sales and liquidated substantially all of its footwear inventory in the 90 Jamesway stores during the going out of business sales. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Because Jamesway ceased operation of its business, the Company's license agreement was rejected. The Company negotiated a settlement of the amount of its claim with Jamesway, which was approved by the Bankruptcy Court. The Jamesway plan of liquidation was confirmed on June 6, 1997, and the Company received a partial distribution of the amount owed to the Company under the settlement during the second quarter of fiscal 1998. In August, 1997, the Company assigned its rights to any further distributions from Jamesway to a third party and received, in consideration therefor, an additional percentage of the amount owed to the Company under the Company's settlement of its claim with Jamesway.

7] On November 10, 1993, the United States District Court for the District of Minnesota returned a jury verdict assessing royalty damages of $1,550,000 and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a patent for a system used to connect pairs of shoes. The jury verdict was based on a finding that three different shoe connection systems used by the Company infringed Ms. Maxwell's patent. Post trial motions for treble damages, attorney's fees and injunctive relief were granted on March 10, 1995. The Company appealed the judgment. On June 11, 1996, the United States Court of Appeals for the Federal Circuit reversed in part and affirmed in part and vacated the award of treble damages, attorney's fees and injunctive relief. The appellate court's ruling was based on its holding that as a matter of law two of the three shoe connection systems used by the Company did not infringe the patent. A request by Ms. Maxwell for a rehearing en banc was denied by an order dated August 28, 1996. Ms. Maxwell petitioned the United States Supreme Court for a writ of certiorari, which petition was denied on March 17, 1997. The case was remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court.

     A complaint was also filed by Ms. Maxwell in November, 1992 against Morse Shoe, Inc., a subsidiary of the Company, alleging infringement of the patent referred to above.

      On September 17, 1997, the parties agreed to settle the matters described above. Pursuant to the proposed settlement agreement, the Company expects both cases to be dismissed with prejudice with no admissions of liability and the parties to execute a mutual release of all claims. Under the terms of the settlement, the Company will agree to make payments to Ms. Maxwell of $4,137,000, in the aggregate, over a three year period and, in connection with the settlement, has recorded a one-time charge to earnings of $3.4 million ($2.1 million on an after-tax basis) during the third quarter of fiscal 1998 reflecting costs of the settlement not previously accrued for.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS.


All references herein to fiscal 1998 and fiscal 1997 relate to the years ending January 31, 1998 and February 1, 1997, respectively.

Results of Operations

     First Nine Months of Fiscal 1998 versus First Nine Months of Fiscal 1997

      The Company's net sales decreased by $229.7 million to $420.4 million in the first nine months of fiscal 1998 from $650.1 million in the first nine months of fiscal 1997 primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997. Sales in the Company's apparel operations increased by $11.9 million primarily due to an increase in the number of Casual Male Big & Tall stores in operation during the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 and a 1.0% increase in comparable apparel store sales. (Comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the relevant comparison periods.) Excluding net sales produced by the Company's SCOA and Parade of Shoes businesses of $17.7 million in the first nine months of fiscal 1998 and $230.7 million in the first nine months of fiscal
1997, sales produced by the Company's Licensed Discount shoe department operations decreased by $28.6 million to $193.8 million in the first nine months of fiscal 1998 from $222.4 million in the first nine months of fiscal 1997. This decrease was primarily due to a reduction in the number of Licensed Discount shoe departments in operation during the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 and a 5.2% decrease in comparable retail footwear store sales. (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in Licensed Discount shoe departments which were open in corresponding weeks of the relevant comparison periods.)

      The Company's cost of sales constituted 55.2% of sales in the first nine months of fiscal 1998 as compared to 55.7% of sales in the first nine months of fiscal 1997. Cost of sales in the Company's apparel operations was 52.3% of sales in the first nine months of fiscal 1998 as compared to 50.9% of sales in the first nine months of fiscal 1997. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales and a lower initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 58.1% of sales in the first nine months of fiscal 1998 as compared to 57.7% of sales in the first nine months of fiscal 1997. The increase in such percentage, which was partially offset by a change in the Company's method of financing its foreign merchandise purchases with bank borrowings in the first nine months of fiscal 1998 versus the use of bankers' acceptances in the first nine months of fiscal 1997, was primarily due to the increased proportion of Licensed Discount shoe department sales to total footwear sales in the first nine months of fiscal 1998 versus the first nine months of fiscal 1997. As a percentage of sales, Licensed Discount shoe department sales have a higher cost of sales than the aggregate cost of sales in the divested SCOA and Parade of Shoes businesses.

      Selling, administrative and general expenses decreased $87.3 million, or 34.8%, to $163.6 million in the first nine months of fiscal 1998 from $250.9 million in the first nine months of fiscal 1997 primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997 and the downsizing of the Company's Licensed Discount shoe division and its administrative areas and facilities, coupled with the benefit realized from the curtailment of the Company's defined benefit pension plan in the first nine months of fiscal 1998. As a percentage of sales, selling, administrative and general expenses were 38.9% of sales in the first nine months of fiscal 1998 as compared to 38.6% of sales in the first nine months of fiscal 1997. Selling, administrative and general expenses in the Company's apparel operations were 41.4% of sales in the first nine months of fiscal 1998 as compared to 42.1% of sales in the first nine months of fiscal 1997. This decrease was primarily due to a lower corporate overhead allocation, resulting from a portion of corporate overhead costs for the first nine months of fiscal 1998 being allocated to the Company's divested SCOA and Parade of Shoes businesses. Selling, administrative and general expenses in the Company's footwear operations were 36.5% of sales in the first nine months of fiscal 1998 as compared to 37.1% of sales in the first nine months of fiscal 1997. This decrease was primarily due to the increased proportion of Licensed Discount shoe department sales to total footwear sales in the first nine months of fiscal 1998 versus the first nine months of fiscal 1997. The Company's Licensed Discount shoe division has lower selling, administrative and general expenses as a percentage of sales than the aggregate selling, administrative and general expenses as a percentage of sales in the divested SCOA and Parade of Shoes businesses.

      Depreciation and amortization expense decreased by $12.1 million in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 primarily due to the write-off of certain fixed and intangible assets in the fourth quarter of fiscal 1997 related to the overall restructuring of the Company's footwear businesses. This decrease was partially offset by depreciation recorded on fiscal 1998 capital expenditures.

      During the nine months ended November 1, 1997, the Company recorded litigation settlement charges of $3.4 million ($2.1 million on an after-tax basis) related to the settlement of a patent infringement suit brought against the Company, reflecting costs of the settlement not previously accrued for.

      As a result of the above described effects, the Company's operating income decreased by 25.7% to $11.3 million in the first nine months of fiscal 1998 from $15.1 million in the first nine months of fiscal 1997. As a percentage of sales, operating income was 2.7% in the first nine months of fiscal 1998 as compared to 2.3% in the first nine months of fiscal 1997.

      Net interest expense increased $933,000 to $10.0 million in the first nine months of fiscal 1998 from $9.0 million in the first nine months of fiscal 1997 primarily due to a change in the Company's method of financing foreign merchandise purchases with bank borrowings in the first nine months of fiscal 1998 versus the use of bankers' acceptances in the first nine months of fiscal 1997, partially offset by lower interest rates on bank borrowings and lower levels of bank borrowings in the first nine months of fiscal 1998 versus the first nine months of fiscal 1997.

      Taxes on earnings for the first nine months of fiscal 1998 were $505,000 as compared to taxes of $2.4 million in the first nine months of fiscal 1997, yielding an effective tax rate of 39.0% in each case.

      Net earnings for the first nine months of fiscal 1998 were $790,000, as compared to net earnings of $3.7 million in the first nine months of fiscal 1997.

          Third Quarter of Fiscal 1998 versus Third Quarter of Fiscal 1997

      The Company's net sales decreased by $83.6 million to $139.1 million in the third quarter of fiscal 1998 from $222.8 million in the third quarter of fiscal 1997. Sales in the Company's apparel operations increased by $3.9 million primarily due to an increase in the number of Casual Male Big & Tall stores in operation during the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 and a 0.9% increase in comparable apparel store sales. Excluding net sales produced by the Company's SCOA and Parade of Shoes businesses of $75.7 million in the third quarter of fiscal 1997, sales produced by the Company's Licensed Discount shoe department operations decreased by $11.8 million to $65.6 million in the third quarter of fiscal 1998 from $77.4 million in the third quarter of fiscal 1997. This decrease was primarily due to a reduction in the number of Licensed Discount shoe departments in operation during the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 and an 8.8% decrease in comparable retail footwear store sales.

      The Company's cost of sales constituted 55.0% of sales in the third quarter of fiscal 1998 as compared to 56.8% of sales in the third quarter of fiscal 1997. Cost of sales in the Company's apparel operations was 52.0% of sales in the third quarter of fiscal 1998 as compared to 51.1% of sales in the third quarter of fiscal 1997. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales and a lower initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 58.4% of sales in the third quarter of fiscal 1998 as compared to 59.4% of sales in the third quarter of fiscal 1997. The decrease in such percentage was primarily attributable to a change in the Company's method of financing its foreign merchandise purchases with bank borrowings in the third quarter of fiscal 1998 versus the use of bankers' acceptances in the third quarter of fiscal 1997, coupled with a higher initial markup on merchandise purchases in the third quarter of fiscal 1998 versus the third quarter of fiscal 1997.

         Selling, administrative and general expenses decreased $29.3 million, or 35.2%, to $54.0 million in the third quarter of fiscal 1998 from $83.3 million in the third quarter of fiscal 1997 primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997 and the downsizing of the Company's Licensed Discount shoe division and its administrative areas and facilities. As a percentage of sales, selling, administrative and general expenses were 38.8% of sales in the third quarter of fiscal 1998 as compared to 37.4% of sales in the third quarter of fiscal 1997. Selling, administrative and general expenses in the Company's apparel operations were 41.4% of sales in the third quarter of fiscal 1998 as compared to 39.5% of sales in the third quarter of fiscal 1997. This increase was primarily due to an increase in store expenses. Selling, administrative and general expenses in the Company's footwear operations were 35.9% of sales in the third quarter of fiscal 1998 as compared to 36.5% of sales in the third quarter of fiscal 1997. This decrease was primarily due to the increased proportion of Licensed Discount shoe department sales to total footwear sales in the third quarter of fiscal 1998 versus the third quarter of fiscal 1997. The Company's Licensed Discount shoe division has lower selling, administrative and general expenses as a percentage of sales than the aggregate selling, administrative and general expenses as a percentage of sales in the divested SCOA and Parade of Shoes businesses.

      Depreciation and amortization expense decreased by $3.6 million in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 primarily due to the write-off of certain fixed and intangible assets in the fourth quarter of fiscal 1997 related to the overall restructuring of the Company's footwear businesses. This decrease was partially offset by depreciation recorded on fiscal 1998 capital expenditures.

      During the third quarter of fiscal 1998, the Company recorded litigation settlement charges of $3.4 million ($2.1 million on an after-tax basis) related to the settlement of a patent infringement suit brought against the Company, reflecting costs of the settlement not previously accrued for.

      As a result of the above described effects, the Company's operating income decreased by 76.8% to $1.2 million in the third quarter of fiscal 1998 from operating income of $5.3 million in the third quarter of fiscal 1997. As a percentage of sales, operating income was 0.9% in the third quarter of fiscal 1998 as compared to 2.4% in the third quarter of fiscal 1997.

      Net interest expense increased $485,000 to $3.5 million in the third quarter of fiscal 1998 from $3.0 million in the third quarter of fiscal 1997 primarily due to a change in the Company's method of financing foreign merchandise purchases with bank borrowings in the third quarter of fiscal 1998 versus the use of bankers' acceptances in the third quarter of fiscal 1997, partially offset by lower interest rates on bank borrowings and lower levels of bank borrowings in the third quarter of fiscal 1998 versus the third quarter of fiscal 1997.

      For the third quarter of fiscal 1998, the Company recorded an income tax benefit of $884,000, yielding an effective tax rate of 39.0%, as compared to income tax expense of $906,000 in the third quarter of fiscal 1997, yielding an effective tax rate of 39.0%.

      Net loss for the third quarter of fiscal 1998 was $1.4 million, as compared to net earnings of $1.4 million in the third quarter of fiscal 1997.

Financial Condition

                   November 1, 1997 versus February 1, 1997

      The increase in merchandise inventories at November 1, 1997 from February 1, 1997 was primarily due to a seasonal increase in the average inventory level per location.

      The decrease in assets held for sale at November 1, 1997 from February 1, 1997 was due to the receipt of the cash proceeds from the divestitures of the Company's SCOA and Parade of Shoes businesses in March, 1997.

      The increase in other assets at November 1, 1997 from February 1, 1997 was primarily the result of the establishment of escrow accounts related to the divestitures of the Company's SCOA and Parade of Shoes businesses.

      The decrease in accounts payable at November 1, 1997 from February 1, 1997 was primarily due to an increase in direct import merchandise purchases, which are paid for sooner than domestic merchandise purchases, coupled with the Company's decision to eliminate bankers' acceptance financing of foreign merchandise purchases in its footwear operations. The ratio of accounts payable to merchandise inventory was 30.0% at November 1, 1997, as compared to 39.0% at February 1, 1997.

      The decrease in accrued expenses at November 1, 1997 from February 1, 1997 was primarily due to payments of costs related to the restructuring of the Company's footwear operations, including the sales of the Company's SCOA and Parade of Shoes businesses, and the downsizing and restructuring of its Licensed Discount shoe division and the Company's administrative areas and facilities. This decrease was partially offset by an accrual for litigation settlement charges recorded in the third quarter of fiscal 1998.

      The decrease in other liabilities at November 1, 1997 from February 1, 1997 was due to payment of $3.0 million to former stockholders of SCOA in order to satisfy a contractual contingent payment obligation, based on earnings, to such former SCOA stockholders.

      The decrease in long-term debt, net of current portion, at November 1, 1997 from February 1, 1997 was due to the repayment of the Company's bank debt with the net cash proceeds from the sales of the Company's SCOA and Parade of Shoes businesses. The decrease was partially offset by additional borrowings to meet seasonal working capital needs and to fund capital expenditures.

Liquidity and Capital Resources
      In the first nine months of fiscal 1998, the Company's primary sources of capital to finance its cash needs were the proceeds received on the sales of the Company's SCOA and Parade of Shoes businesses, and borrowings under bank credit facilities.

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

      To finance its Licensed Discount footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of the Licensed Discount division, with BankBoston Retail Finance Inc. (formerly known as GBFC, Inc.) and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

      As of November 1, 1997, the Company had aggregate borrowings outstanding under its Apparel Credit Facility and its Footwear Credit Facility totaling $87.9 million and $43.1 million, respectively, consisting of loans and obligations under letters of credit.

      Net cash used in operating activities for the first nine months of fiscal 1998 was $51.1 million compared to $36.3 million for the first nine months of fiscal 1997. The $14.8 million increase was due primarily to expenditures related to the footwear restructuring and the receipt of an $8.3 million federal income tax refund in the first nine months of fiscal 1997.

      Net cash provided by financing activities for the first nine months of fiscal 1998 was $54.6 million compared to $46.6 million for the first nine months of fiscal 1997. The $8.0 million increase was primarily attributable to the receipt of $60.1 million in proceeds from the sales of the Company's SCOA and Parade of Shoes businesses, offset by repayments of debt of $4.7 million in the first nine months of fiscal 1998, as compared to the receipt of $47.0 million in net proceeds of debt in the first nine months of fiscal 1997.

         The Company invested $6.4 million and $13.4 million in capital expenditures during the first nine months of fiscal years 1998 and 1997, respectively, which generally related to new store and licensed shoe department openings and the remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

      The Company expects to spend approximately an additional $2.0 million to $3.0 million in capital expenditures in the last three months of fiscal 1998, and expects that its total budgeted capital expenditures for fiscal 1999 will be approximately $10.0 million to $12.0 million. Such estimates of future expenditures reflect costs expected to be incurred for new and remodeled stores and licensed shoe departments, and for general corporate purposes.

      Following is a table showing actual and planned store openings by division for fiscal 1998:

                                         Actual Openings            Planned Openings               Total
                                         First - Third                    Fourth               Actual/Planned
      Division                        Quarters of Fiscal 1998     Quarters of Fiscal 1998         Openings
      --------                        -----------------------     -----------------------         --------

      Casual Male                              31                           1                         32
      Work 'n Gear                             2*                           0                          2
      Licensed Discount                        10                           0                         10

      Offsetting the above actual and planned store openings, the Company closed 6 Casual Male stores, 1 Work 'n Gear store and 86 Licensed Discount shoe departments during the first nine months of fiscal 1998. The Company has plans to close approximately an additional 6 Casual Male stores, 1 Work 'n Gear store and 4 Licensed Discount shoe departments during the fourth quarter of fiscal 1998.

      The Company believes that amounts available under its revolving credit facilities, along with other potential sources of funds and cash flows from
operations,  will be  sufficient to meet its   operating and capital
requirements for the foreseeable future. From time to time, the Company evaluates potential acquisition candidates in pursuit of strategic initiatives and growth goals in its niche apparel markets. Financing of potential acquisitions will be determined based on the financial condition of the Company at the time of such acquisitions, and may include borrowings under current or new commercial credit facilities or the issuance of publicly issued or privately placed debt or equity securities.

      This Form 10-Q contains forward looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements and may fluctuate between operating periods. The information on store openings and closings reflects management's current plans and should not be interpreted as an assurance of actual future developments. The actual number of store openings and closings will depend on the availability of attractively priced sites for openings of apparel stores, the ability of the Company to negotiate leases on favorable terms, operating results of each site and the actions of the Company's licensors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: r hanges in consumer spending patterns, consumer preferences and overall economic conditions, availability of credit, interest rates, the impact of competition and pricing, the weather, the financial condition of the retailers in whose stores the Company operates licensed shoe departments, changes in existing or potential duties, tariffs or quotas, availability of suitable store locations and appropriate terms and ability to hire and train associates.

* The stores opened in the Company's Work `n Gear division sell exclusively healthcare apparel under the name "RX Uniforms".

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 10, 1993, the United States District Court for the District of Minnesota returned a jury verdict assessing royalty damages of $1,550,000 and additional damages of $1,500,000 against the Company in a patent infringement suit brought by Susan Maxwell with respect to a patent for a system used to connect pairs of shoes. The jury verdict was based on a finding that three different shoe connection systems used by the Company infringed Ms. Maxwell's patent. Post trial motions for treble damages, attorney's fees and injunctive relief were granted on March 10, 1995. The Company appealed the judgment. On June 11, 1996, the United States Court of Appeals for the Federal Circuit reversed in part and affirmed in part and vacated the award of treble damages, attorney's fees and injunctive relief. The appellate court's ruling was based on its holding that as a matter of law two of the three shoe connection systems used by the Company did not infringe the patent. A request by Ms. Maxwell for a rehearing en banc was denied by an order dated August 28, 1996. Ms. Maxwell petitioned the United States Supreme Court for a writ of certiorari, which petition was denied on March 17, 1997. The case was remanded to the trial court for a redetermination of damages consistent with the opinion of the appellate court.

         A complaint was also filed by Ms. Maxwell in November, 1992 against Morse Shoe, Inc., a subsidiary of the Company, alleging
         infringement of the patent   referred to above.

         On September 17, 1997, the parties agreed to settle the matters described above. Pursuant to the proposed settlement agreement, the Company expects both cases to be dismissed with prejudice with no admissions of liability and the parties to execute a mutual release of all claims. Under the terms of the settlement, the Company will agree to make payments to Ms. Maxwell of $4,137,000, in the aggregate, over a three year period and, in connection with the settlement, has recorded a one-time charge to earnings for $3.4 million ($2.1 million on an after-tax basis) during the third quarter of fiscal
         1998  reflecting   costs  of  the  settlement  not previously accrued
         for.

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






                                         J. BAKER, INC.




                                         By:/s/ Alan I. Weinstein
                                         Alan I. Weinstein
                                         President and Chief Executive Officer

Date:   Canton, Massachusetts
        December 15, 1997




                                          By/s/ Philip Rosenberg
                                          Philip Rosenberg
                                          Executive Vice  President,  Chief
                                          Financial Officer and Treasurer


Date:   Canton, Massachusetts
        December 15, 1997

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

                  For the Quarter ended November 1, 1997

                       EXHIBIT INDEX

Exhibit                                                                                              Page No.


10.  Material Contracts

     (.01)  Credit Agreement by and among The Casual Male, Inc., TCM Holding                         *
            Company, Inc., WGS Corp., TCMB&T, Inc., J. Baker, Inc. and Fleet
            National Bank and BankBoston, N.A., et al, dated May 30, 1997, attached.

     (.02)  Performance Share Award granted to James D. Lee, dated June 5, 1997,                     *
            attached.

     (.03)  Forgivable Promissory Note made by James D. Lee in favor of J. Baker,                    *
            Inc., dated November 24, 1997, attached.

     (.04)  Executive Employment Agreement between J. Baker, Inc. and Stuart                         *
            M.   Glasser, dated September 15, 1997, attached.

     (.05)  Performance Share Award granted to Stuart M. Glasser, dated                              *
            September 15, 1997, attached.

     (.06)  Amendment to Employment Agreement between J. Baker, Inc. and                             *
            Alan I. Weinstein, dated September 1, 1997, attached.

     (.07)  Performance Share Award granted to Roger J. Osborne, dated June 5,                       *
            1997, attached.

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