Form 10-K
period 1998-01-31
BAKER J INC
filed 1998-04-22
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                            FORM 10-K
(Mark One)
  [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 31, 1998
                             OR
  [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to _________

                      Commission file Number 0-14681

                          J. BAKER, INC.
            (Exact name of registrant as specified in its charter)

      Massachusetts                                   04-2866591
(State of Incorporation)                  (IRS Employer Identification Number)

               555 Turnpike Street, Canton, Massachusetts 02021
                   (Address of principal executive offices)

                        (781) 828-9300
         (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b)of the Act:
                            NONE

       Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.50 per share
                 7% Convertible Subordinated Notes Due 2002
                     Preferred Stock Purchase Rights
                             (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]   No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 1, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was $107,772,488 based on the last reported sales price of Registrant's stock on the NASDAQ Stock Market System.

         13,919,190 shares of common stock were outstanding on April 1, 1998.

                        DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year are incorporated by reference in Part III.

                           J. Baker, Inc.
                           Form 10-K Report
                        Year Ended January 31, 1998
                               Part I

STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND WORDS OF SIMILAR IMPORT, WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 19 OF THIS ANNUAL REPORT.

Item 1.  BUSINESS

General
         J. Baker, Inc. ("J. Baker" or the "Company", which term shall include all subsidiaries of the Company) is engaged in the retail sale of apparel and footwear in three niche markets. The Company is engaged in the retail sale of apparel through its chain of Casual Male Big & Tall men's stores, which sell fashion, casual and dress clothing and footwear to the big and tall man; through its chain of Work 'n Gear work clothing stores, which sell a wide selection of workwear as well as health-care apparel and uniforms for industry and service businesses; and through its RX Uniforms stores, which exclusively sell healthcare apparel. The Company sells footwear through self-service licensed footwear departments in discount department stores.

         On January 13, 1997, the Company announced that it had signed a definitive agreement for the sale of its Parade of Shoes division to Payless ShoeSource, Inc. ("Payless") of Topeka, Kansas. The transaction was completed on March 10, 1997. For additional information on the sale of the Parade of Shoes division, see Industry Segments, Footwear, Parade of Shoes Division and Note 2 to the Consolidated Financial Statements.

         On March 5, 1997, the Company announced that it had sold its Shoe Corporation of America ("SCOA") division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. For additional information on the sale of SCOA, see Industry Segments, Footwear, Shoe Corporation of America Division, and Note 2 to the Consolidated Financial Statements.

         During fiscal 1996, the Company disposed of its Fayva footwear division. For additional information on the disposal of the Fayva footwear business, see Industry Segments, Footwear, Fayva Footwear Division and Note 2 to the Consolidated Financial Statements.

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

         The Company is required to carry a substantial inventory in order to provide prompt deliveries to its Casual Male Big & Tall and Work 'n Gear stores and its licensed footwear departments. Order backlogs, however, are not material to the Company's business. The inventories needed in the operation of the Company's apparel and footwear businesses are currently available from a number of domestic and overseas sources, with no single source accounting for more than eight percent of the Company's merchandise.

         The Company benefits by "most favored nation" provisions in trade agreements between the United States and certain countries in which the Company's suppliers are located. From time to time, the United States Congress has proposed legislation which could result in such provisions being struck from particular trade agreements, which could, in turn, result in higher costs to the Company. There has been extensive Congressional debate with respect to the "most favored nation" provision of the trade agreement between the United States and China, which was renewed for one year in July, 1992 and has since been extended through June, 1998. The failure of this provision to be renewed would likely result in substantially increased costs to the Company in the purchase of footwear from China. However, the Company believes that all of its competitors in the footwear industry would be similarly affected.
Industry Segments

         The Company is engaged in the sale of apparel and footwear manufactured by others. Financial information with respect to the Company's industry segments can be found in Note 12 to the Consolidated Financial Statements.

Apparel

Casual Male Big & Tall Division
         Casual Male Big & Tall is the Company's chain of big and tall apparel stores providing fashion, casual and dress clothing and footwear for the big and tall man. The chain specializes in a wide range of high quality apparel and accessories for big (waist sizes from 40" to 66") and tall (6'2" or taller) men at moderate prices. The Company believes that the clothing demands of these customers have historically not been met through traditional men's apparel stores. The big and tall customer frequently has difficulty finding an adequate selection of apparel in his size in department and men's specialty stores. Furthermore, only a limited number of big and tall specialty stores exist, and these typically have a narrow selection of current sportswear fashions.

         Casual Male Big & Tall stores offer private label as well as some brand name casual sportswear and dress wear in a wide variety of styles, colors and fabrics with a focus on basic merchandise such as sports coats, dress pants and shirts and a wide variety of casual clothes, including footwear. The stores target the middle income customer seeking good value at moderate prices and, as a result, the Casual Male limits the amount of high-fashion-oriented and low-turnover tailored clothing offered and focuses primarily on basic items and classic fashion sportswear, thereby minimizing fashion risk and markdowns. Management believes that the type and selection of its merchandise, favorable prices and ability to obtain desirable store locations are key factors in enabling it to compete effectively. Casual Male Big & Tall started fiscal 1998 with 440 stores and ended the year with 459 stores in 47 states, having opened 32 stores and closed 13 stores. Sales in the Casual Male Big & Tall stores accounted for 43.4%, 26.9% and 21.0% of the Company's total revenues for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. On a pro forma basis, excluding sales generated by the Company's SCOA and Parade of Shoes divisions, sales in the Casual Male Big & Tall stores accounted for 44.7% of the Company's sales for the year ended January 31,1998.

         The Company's Casual Male Big & Tall division faces competition from a variety of sources including department stores, specialty stores, discount stores and off-price and other retailers who sell big and tall merchandise. In addition, sales of clothing through catalogs and home shopping networks or other electronic media provide additional sources of competition. The Casual Male faces competition on a local level from independent retailers and small, regional retail chains, as well as on a national scale from chains such as Rochester Big & Tall and Repp, Ltd., a division of Edison Brothers, Inc. Repp, Ltd., one of Casual Male's largest competitors, operates a chain of approximately 180 big and tall stores. While Casual Male has successfully competed on the basis of merchandise selection, including inventory replenishment on an ongoing basis by color and size, favorable pricing and desirable store locations, there can be no assurance that other retailers will not adopt purchasing and marketing concepts similar to those of the Casual Male Big & Tall chain. In addition, discount retailers with significant buying power, such as Wal-Mart, K-Mart and Target stores, represent an increasing source of competition for Casual Male. The bulk of the merchandise carried by these department stores is classified as commodity or "basic" items, but their buying power provides them with a competitive edge and an ability to charge low prices for such items.

         In deciding to open Casual Male stores, the Company reviews market demographics, drive-by visibility for customers, store occupancy costs and costs to build and stock each location. Considering these factors and others, management of the Company projects sales volumes and estimates operating costs for each location and decides to open a store if such projections demonstrate that an acceptable return on the Company's inventory and fixed asset investment can be realized. New Casual Male stores require an average inventory and fixed asset investment of approximately $185,000 to $220,000, composed of approximately $100,000 to $120,000 for fixed assets and $85,000 to $100,000 for inventory.

         The Company makes decisions to close Casual Male locations when management believes that these locations are not generating acceptable profit levels. Most store closings occur at lease expiration, unless lease buyout is a more economical option for the Company. The costs to close stores are expensed at the time the decision is reached to close the store.

Work 'n Gear Division
         The Work 'n Gear division is the Company's specialty retail chain focused entirely on utility workwear, uniforms, healthcare apparel and footwear. Work 'n Gear carries a wide selection of workwear products, including rugged specialty outerwear, work shirts and pants, cold weather accessories, as well as a complete line of healthcare apparel and uniforms for industry and service businesses. The Company started fiscal 1998 with 66 stores and ended the year with 66 stores, having opened 2 stores (under the name RX Uniforms, which exclusively sell healthcare apparel) and closed 2 stores. The 66 stores are located in 13 states in the Northeastern and Midwestern United States. In addition, the division sells its products through a direct corporate sales force, which markets workwear and uniforms to large corporate accounts. During the past fiscal year, the Work 'n Gear division entered into agreements to provide uniforms to, among others, a national private security firm, a regional transit authority and a large supermarket chain.

         The National Association of Uniform Manufacturers and Distributors estimates that approximately 26 million people in the United States work force wear workwear. Although manufacturing industries are generally on the decline in the United States, service industries are among the fastest growing and traditionally have accounted for a large portion of uniform wearers in the United States. For example, the U. S. Government Bureau of Labor Statistics cites security and healthcare as two of the service industries where there will be significant growth over the next five years. The Work 'n Gear stores seek to address the needs of three major groups: (i) those customers who buy work clothing to be worn on the job, including industrial tops and bottoms, jeans, work boots, rugged outerwear and other accessories, (ii) those corporate customers who either supply uniforms or provide a clothing allowance to their employees to purchase uniforms, and (iii) those customers who work in the healthcare industry and related fields.

         Traditional competition for the sale of workwear is fragmented. Traditional Army and Navy stores offer a large assortment of workwear items, but supplement with fishing, hunting and other product lines. Other competitors include large specialty chains such as Bob's Stores and full service department stores which typically have more narrow product offerings. To the Company's knowledge, no specific specialty store similar to Work 'n Gear exists on a national basis. Competition for corporate workwear (purchased by employers) comes from large manufacturers such as WearGuard/ARAMARK, Uniforms to You, Crest Uniform and Fashion Seal, as well as small, independent uniform dealers. In the healthcare apparel business, competition is dominated by three entities: (i) Life Uniform, the largest retailer with approximately 300 stores, (ii) catalog operations led by J. C. Penney and including Tafford, Uniform World, Sears Roebuck & Company and Jasco, and (iii) over 2,000 independent operators of healthcare apparel businesses. Management believes that its strategy of servicing all three segments of the workwear market--consumer, corporate and healthcare--combined with its retail expertise, affords Work 'n Gear a significant competitive advantage in the marketplace.

         Work 'n Gear stores are generally located in strip shopping centers or are free standing. Locations in active strip centers are a preferable criterion for site selection, as the close proximity to other stores increases traffic into the Work 'n Gear stores, particularly for healthcare apparel and accessories. Site locations must take into consideration proximity of major medical facilities, active retail environments, population density, business presence in the market and competition.

         Sales in the Work 'n Gear stores accounted for 8.9%, 5.9% and 4.8% of the Company's total revenues for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. On a pro forma basis, excluding sales generated by the Company's SCOA and Parade of Shoes divisions, sales in the Work 'n Gear stores accounted for 9.2% of the Company's sales for the year ended January 31, 1998.

Footwear

Restructuring
         The Company has restructured its footwear operations (the "Footwear Restructuring") in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the Footwear Restructuring, in March, 1997 the Company completed the sales of its SCOA and Parade of Shoes businesses. In addition, the Company reduced its investment in its Licensed Discount footwear business. The Company decided to concentrate its efforts in the Licensed Discount division primarily on its five largest licensors, while exploring future strategic options for this business and continuing to close departments upon the termination of licenses where the Company believes it is appropriate to do so. As a result, the Company undertook an evaluation of the value of the assets in the Licensed Discount footwear business, and wrote off certain assets which did not benefit future operations and wrote down other assets to estimated fair value. In fiscal 1997, the Company recorded a pre-tax charge of $166.6 million ($117.1 million, or $8.42 basic loss per share, on an after-tax basis) related to the sales of the SCOA and Parade of Shoes businesses, the write-down to estimated fair value of certain assets related to its Licensed Discount footwear business, and severance and consolidation costs related to the downsizing of the Company's administrative areas and its corporate facilities. Of the pre-tax charge, $122.3 million was included as a separate component of results of operations in the Company's Consolidated Statement of Earnings for the year ended February 1, 1997, and the majority of the remaining charge, which related to the reduction of the Licensed Discount division's inventory valuation, was included in cost of sales. Also, in fiscal 1996, the Company recorded a restructuring charge of $69.3 million ($41.6 million, or $3.00 basic loss per share, on an after-tax basis) related to the liquidation of its Fayva footwear business. For additional information, See Note 2 to the Consolidated Financial Statements.

Licensed Discount Footwear Division
         In a licensed footwear department operation, a discount department store chain and the Company enter into a license agreement under which the Company has the exclusive right to operate a footwear department in the host stores for a specified period of years. The department is operated under the store name in space supplied by the store, and the store collects payments from customers and credits the Company. The Company pays the discount department store chain a license fee, generally a percentage of net sales, for the right to operate the department and for the use of the space. The license fee ordinarily covers utilities, janitorial service, cash collection and handling, packaging and advertising. In some circumstances, the license fee also covers staffing costs.

         In its licensed footwear department operations, the Company sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear as well as work shoes, boots and slippers. Most of the footwear offered by the Company in its licensed departments is sold under the Company's private labels or on an unbranded basis, although the Company also sells name brand merchandise at discounted prices in its licensed accounts.

         The Company's licensed footwear departments are operated on a self-serve basis. The Company's personnel employed in particular departments are responsible for stocking and layout of shelves, responding to customer inquiries and related administrative tasks. In certain accounts, the Company's licensed footwear departments are serviced in a similar manner by employees of the licensor.

         The Company and its predecessors have operated licensed footwear departments in mass merchandising department stores for more than forty years. Sales in the Licensed Discount division accounted for 44.7%, 33.8% and 34.5% of the Company's total revenues in the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. On a pro forma basis, excluding sales generated by the Company's SCOA and Parade of Shoes divisions, sales in the Licensed Discount division accounted for 46.1% of the Company's sales for the year ended January 31, 1998. At January 31, 1998, the Company operated a total of 859 licensed footwear departments under license agreements with 16 different discount department store operators. During fiscal 1998, the Company opened 11 departments and closed 89, representing a net decrease of 78 units for the year. As previously indicated, the Company intends to concentrate its resources in this division on the major chains in which it operates licensed footwear departments. As a result, the Company may continue to experience declines in the number of licensed departments it operates. The Company's licensed discount departments are located in 38 states and in the District of Columbia.

         The Company conducts its licensed footwear department operations under written agreements for fixed terms. Of the 859 licensed footwear departments which the Company operated at January 31, 1998, 561, or 65%, are covered by agreements with terms expiring in less than five years and 298, or 35%, are covered by an agreement, which expires in July, 2009, with Ames Department Stores, Inc. ("Ames"), a major mass merchandising retailer in the eastern United States. For the fiscal year ended January 31, 1998, Ames accounted for 15.4% of the Company's total revenues. On a pro forma basis, excluding sales generated by the Company's SCOA and Parade of Shoes divisions, sales in Ames accounted for 15.9% of the Company's sales for the year ended January 31, 1998.

         On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. Although the Company believes that rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company relative to the carrying values of Bradlees-related assets will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the fiscal year ended January 31, 1998 were $47.7 million. See Note 3 to the Consolidated Financial Statements.

         On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequently, Jamesway ceased operation of its business in all of its 90 stores. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Because Jamesway ceased operation of its business, the Company filed a claim for damages as its contract with Jamesway was rejected. The Company negotiated a settlement of the amount of its claim with Jamesway, which was approved by the Bankruptcy Court. The Jamesway plan of liquidation was confirmed on June 6, 1997, and the Company received a partial distribution of the amount owed to it under the settlement during the second quarter of fiscal 1998. In August, 1997, the Company assigned its right to any further distributions from Jamesway to a third party and received, in consideration therefor, an additional percentage of the amount owed to the Company under its settlement of its claim with Jamesway. See Note 3 to the Consolidated Financial Statements.

         The Company's licensed footwear department business faces competition at two levels: (1) for sales to retail customers and (2) for the business of the department store chains which are its footwear licensor customers. The Company's success in its licensed footwear department operations is substantially dependent upon the success of the department store chains in which the Company operates licensed footwear departments. Within the particular market that is served by the department store chains, the Company believes that the primary competitive factors are the quality, price and the breadth and suitability of the selection of footwear that is offered, as well as store location, customer service and promotional activities.

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

Shoe Corporation of America Division
         The Company's SCOA division operated full-service, semi-service and self-service licensed footwear departments in department and specialty stores. SCOA was acquired by the Company in the fourth quarter of fiscal 1994. Sales in the SCOA licensed departments accounted for 1.6%, 19.8% and 18.0% of the Company's revenues in the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

         On March 5, 1997, the Company announced that it had sold its SCOA business to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. The decision to divest the SCOA business was a result of the refocusing of the Company's management efforts primarily on its apparel businesses and the desire of SCOA management to operate the division independently. The transaction involved the transfer to the buyer of the division's inventory, fixed assets, intellectual property and license agreements for the various department and specialty store chains serviced by SCOA as well as the assumption by the buyer of certain liabilities of the SCOA division. Net cash proceeds from the transaction of approximately $40.0 million were used to pay down the Company's bank debt. For additional information, see Note 2 to the Consolidated Financial Statements.

Parade of Shoes Division
         The Parade of Shoes division, which the Company began in 1985, provided primarily leather dress and casual shoes and athletic footwear at everyday value prices available for selection in a casual, self-service atmosphere. Sales in the Parade of Shoes stores accounted for 1.4%, 13.7% and 11.3% of the Company's revenues in the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

         On January 13, 1997, the Company announced that it had signed a definitive agreement for the sale of its Parade of Shoes business to Payless. The Company decided to divest the Parade of Shoes business in order to refocus management efforts primarily on the Company's apparel businesses. The transaction, which was completed on March 10, 1997, involved the transfer to Payless of the division's inventory, fixed assets, intellectual property and leases on the 186 then remaining Parade of Shoes stores. Net cash proceeds from the transaction of approximately $20.0 million were used to pay down the Company's bank debt. For additional information, see Note 2 to the Consolidated Financial Statements.

Fayva Footwear Division
         On September 5, 1995, the Company announced its intent to dispose of its Fayva footwear business, which was completed by the end of fiscal 1996. The Company decided to dispose of Fayva due to the continued operating losses generated by the division along with Fayva's declining market share in an already crowded discount retail footwear industry. For additional information, see Note 2 to the Consolidated Financial Statements.

Trademarks

         The Company has no franchises or concessions except for agreements granting it the right to operate licensed footwear departments. The Company owns certain trademarks, which it uses in its business, and owns one patent. The Company does not consider these trademarks and patent to be materially important to its business.

Research and Development

         The Company does not engage in any Company-sponsored research or customer-sponsored research.

Environment

         The Company has not been required to make any material capital equipment expenditures, or suffered any material effect on its earnings or competitive position, as a result of compliance with federal, state or local environmental laws.

Employees

         As of January  31,  1998,  the  Company  employed  approximately  3,169 persons full-time and 3,461 persons part-time, of whom approximately 2,284 full-time and 3,312 part-time employees were engaged in retail operations at the store level. Approximately 360 of the Company's full-time and part-time employees are covered by collective bargaining agreements. The Company believes that its employee relations are generally good. In connection with the divestitures of the SCOA and Parade of Shoes divisions and certain corporate downsizing, the Company reduced its work force during the first quarter of fiscal 1998 by approximately 3,481 employees, of whom approximately 1,693 were full-time and 1,788 were part-time.

Executive Officers of the Company

         Name                           Age          Office
         ----                           ---          ------
         Sherman N. Baker                78          Chairman of the Board
         Alan I. Weinstein               55          President and Chief Executive Officer
         Stuart M. Glasser               50          Executive Vice President and President and Chief
                                                     Executive  Officer of The Casual Male, Inc.
         James Lee                       51          Executive  Vice  President and  President  of the  Licensed  Discount
                                                     Division
         Roger  J. Osborne               45          Executive Vice President and President of Work 'n Gear
         Philip G. Rosenberg             48          Executive Vice President, Chief Financial Officer and Treasurer

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

         Mr. Glasser has held the positions of Executive Vice President of the Company and President and Chief Executive Officer of The Casual Male, Inc. since September, 1997. Prior to joining the Company, from January, 1991 until
September, 1997, Mr. Glasser was an Executive Vice President and General Merchandise Manager of men's, boy's, children's and cosmetics for Bloomingdales, a division of Federated Department Stores, Inc. Prior to 1991, Mr. Glasser served as President and Chief Executive of the department store division of Elder-Beerman Stores Corp. and prior to that he served as an Executive Vice President of Lord & Taylor.

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

         Mr. Osborne has held the positions of Executive Vice President of the Company and President of the Company's Work 'n Gear division since June, 1997. From November, 1996 until June, 1997, Mr. Osborne served as Senior Vice President and Zone Director for Mid-West and East coast markets for Hollywood Entertainment Corp. From January, 1995 to November, 1996, Mr. Osborne held the position of Senior Vice President and Director of Operations of the Company's Licensed Discount footwear department business. Mr. Osborne was employed as Senior Vice President and Director of Store Operations for Pic 'n Pay Stores, Inc., a chain of discount footwear stores, from 1988 to January, 1995.

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

Item 2.  PROPERTIES

         The executive and administrative offices of the Company, the licensed footwear department business and the Work 'n Gear division, and the warehouse and distribution centers of the licensed footwear department business and the Work 'n Gear division are located in Canton, Massachusetts. This facility is located on 37 acres of land and is owned by JBAK Canton Realty, Inc. ("JBAK Realty"), a wholly-owned subsidiary of JBAK Holding, Inc. ("JBAK Holding") and an indirect, wholly-owned subsidiary of J. Baker, Inc. In December, 1996, JBAK Realty obtained a $15.5 million mortgage loan from The Chase Manhattan Bank (the "Mortgage Loan") secured by the real estate, buildings and other improvements owned by JBAK Realty located at 555 Turnpike Street, Canton, Massachusetts (the "Canton Property"). JBAK Realty leases the Canton Property to JBI, Inc., a wholly-owned subsidiary of J. Baker, Inc. This facility contains approximately 750,000 square feet of space, including approximately 150,000 square feet of office space.

         The Company leases a building at 437 Turnpike Street, Canton, Massachusetts that serves as the administrative offices for Casual Male Big & Tall. The building contains approximately 53,000 square feet of office space. The lease on this facility expires on January 31, 2008.

         The Company leases a building in Readville, Massachusetts that serves primarily as the distribution center for Casual Male Big & Tall. The building contains approximately 75,000 square feet of office space and approximately 375,000 square feet of warehouse/distribution space. The lease on the Readville facility expires on May 31, 1999. The Company has two consecutive five-year options to renew the lease.

         As of January 31, 1998, the Company operated 459 Casual Male Big & Tall stores, all in leased premises ranging from 1,710 to 5,987 square feet, with average space of approximately 3,260 square feet and total space of approximately 1,495,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five-year terms.

         As of January 31, 1998, the Company operated 66 Work 'n Gear stores (including 2 stores under the name RX Uniforms, which exclusively sell healthcare apparel), all in leased premises ranging from 2,430 square feet to 6,200 square feet, with average space of approximately 4,305 square feet and total space of approximately 284,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five-year terms.

         See "Item 1. BUSINESS--Industry Segments, Footwear, Licensed Discount Footwear Division", for information regarding the Company's licenses to operate footwear departments in retail stores of its licensors.

Item 3.  LEGAL PROCEEDINGS

         On September 17, 1997, the Company settled a patent infringement lawsuit brought against the Company and Morse Shoe, Inc., a subsidiary of the Company, by Susan Maxwell. Pursuant to the settlement agreement, both cases were dismissed with prejudice with no admissions of liability and the parties executed a mutual release of all claims. Under the terms of the settlement, the Company agreed to make payments to Ms. Maxwell of $4,137,000, in the aggregate, over a three-year period and in connection with the settlement, has recorded a one-time charge to earnings of $3.4 million ($2.1 million on an after-tax basis) during the third quarter of fiscal 1998 reflecting costs of the settlement not previously accrued for.

         The Company is not currently a defendant in any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                            PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

         The Company's Common Stock is traded on The Nasdaq Stock Market(SM) under the symbol "JBAK".

         The following table sets forth the high and low last reported sales prices, as reported by NASDAQ, for the Company's Common Stock for each quarterly period during the years ended January 31, 1998 and February 1, 1997. The prices set forth below do not include retail mark-ups, mark-downs or commissions.

         Year Ended January 31, 1998                                    High            Low
                                                                        ----            ---
         First Quarter                                                 $ 9 13/16       $  6 3/8
         Second Quarter                                                   9               7 5/8
         Third Quarter                                                    9 9/16          7 1/8
         Fourth Quarter                                                   7 3/4           4 1/2

         Year Ended February 1, 1997                                    High            Low
                                                                        ----            ---
         First Quarter                                                 $ 9 7/8         $  4 1/8
         Second Quarter                                                 10 1/2            6 3/8
         Third Quarter                                                    7               5 3/8
         Fourth Quarter                                                   7               5 5/16

Holders

         The approximate number of holders of record of the Company's Common Stock as of April 1, 1998 was 809. The Company believes that the actual number of beneficial owners of the Company's Common Stock is substantially greater than the stated number of holders of record, because a portion of the Common Stock outstanding is held in "street name".

Dividends

         On March 2, 1987, the Board of Directors of the Company adopted a policy of paying quarterly dividends. For each quarter thereafter, the Company has paid a 1 1/2 cents per share dividend.

         The Company's secured credit agreements and its senior subordinated notes agreement limit the amount of cash dividends that may be paid to stockholders. For additional information, see Note 5 to the Consolidated Financial Statements.

Other

         On December 15, 1994, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement") designed to enhance the Company's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of common stock of the Company to shareholders of record as of the close of business on January 6, 1995. Each right entitles the holder to purchase from the Company a unit consisting of one ten thousandth (1/10,000) of a share of Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share, at a cash exercise price of $70 per unit, subject to adjustment, upon the occurrence of certain events as set forth in the Rights Agreement. These events include the earliest to occur of (i) the acquisition of 15% or more of the outstanding shares of common stock of the Company by any person or group, (ii) the commencement of a tender or exchange offer that would result upon its consummation in a person or a group becoming the beneficial owner of 15% or more of the outstanding common stock of the Company, or (iii) the determination by the Board of Directors that any person is an "Adverse Person", as defined in the Rights Agreement. The Rights are not exercisable until or following the occurrence of one of the above events and will expire on December 14, 2004, unless previously redeemed or exchanged by the Company as provided in the Rights Agreement.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the Company are derived from the consolidated financial statements that have been audited and reported on by KPMG Peat Marwick LLP, independent certified public accountants, and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent auditors' report thereon appearing elsewhere in this Form 10-K. J. Baker has acquired a number of specialty retail businesses in recent years, sold its SCOA and Parade of Shoes businesses in fiscal 1998 and disposed of its Fayva footwear business during fiscal 1996. The Company has also experienced a number of licensor bankruptcy filings in recent years. These acquisitions, the sales of SCOA and Parade of Shoes, the liquidation of Fayva and licensor bankruptcy filings affect the comparability of the financial information herein. For further discussions, see "Item 1. BUSINESS" and Notes 2 and 3 to the Consolidated Financial Statements.

                           J. BAKER, INC.
                  SELECTED CONSOLIDATED FINANCIAL DATA
            (Dollars in thousands, except per share amounts)

                                                                         Year Ended
                                                         --------------------------------------------------------------
                                                         1/31/98           2/01/97      2/03/96    1/28/95      1/29/94
                                                         -------           -------      -------    -------      -------
Income Statement Data:                                                               (53 weeks)
----------------------
Net sales                                               $ 592,151        $897,492   $1,020,413  $1,042,979      $918,878
Cost of sales                                             327,827         542,247      580,067     579,735       516,855
                                                          -------         -------      -------     -------       -------
      Gross profit                                        264,324         355,245      440,346     463,244       402,023
Selling, administrative and
  general expenses                                        226,151         347,977      392,586     389,362       336,283
Depreciation and amortization                              15,102          29,431       32,428      27,883        21,874
Restructuring and other non-recurring charges                   -         122,309       69,300           -             -
Litigation settlement charges                               3,432               -            -           -             -
                                                        ---------        --------   ----------    --------      --------
      Operating income (loss)                              19,639        (144,472)     (53,968)     45,999        43,866
Interest income                                              (109)           (254)        (526)       (635)         (704)
Interest expense                                           13,497          13,056       10,983       9,735         8,146
                                                        ---------        --------     --------    --------      --------
      Earnings (loss) before income taxes                   6,251        (157,274)     (64,425)     36,899        36,424
Income tax expense (benefit)                                2,438         (45,846)     (25,823)     13,283        13,113
                                                        ---------         -------     --------     -------      --------
      Net earnings (loss)                               $   3,813       $(111,428)  $ (38,602)   $  23,616      $ 23,311
                                                        =========        ========    =========    ========       =======

Earnings (loss) per common share:

      Basic                                             $    0.27       $   (8.02)  $    (2.79)   $   1.71      $   1.70
                                                         ========        ========     ========     =======      ========

      Diluted                                           $    0.27       $   (8.02)  $    (2.79)   $   1.46      $   1.45
                                                        =========        ========     ========     =======       ========

                                                                                 As At
                                                  ---------------------------------------------------------------------
                                                  1/31/98       2/01/97         2/03/96         1/28/95         1/29/94
                                                  -------       -------         -------         -------         -------
       Balance Sheet Data:
       ------------------
       Working capital                           $122,789      $182,122        $205,080        $235,948         $187,095
       Total assets                               335,067       388,541         526,082         578,618          502,496
       Long-term debt                             186,251       214,092         207,766         204,518          154,665
       Stockholders' equity                        75,263        71,989         184,037         223,317          200,086
                                                  =======       =======         =======         =======          =======
       Cash dividends declared
            per common share                      $   .06      $    .06        $    .06        $    .06         $    .06
                                                   ======       =======         =======         =======          =======

                                 J. BAKER, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA


Store Openings and Closings:
----------------------------

                                    Apparel                                           Footwear
                          ----------------------------        ----------------------------------------------------------
                                                                                    Total     Parade
                          Casual     Work     Total           Licensed            Licensed    of                Total
                          Male      'n Gear   Apparel         Discount    SCOA   Shoe Dept.   Shoes      Fayva  Footwear   Total
                          ------    ------    -------         --------    ----   ----------   -----      -----  --------   -----

Stores open at
   January 28, 1995         319         61        380           1,242       448      1,690      191        368    2,249    2,629

Openings                     81          9         90              27        99        126        8          6      140      230

Closings                      -         (1)        (1)           (182)      (42)      (224)     (31)      (374)    (629)    (630)
                         ------      -----       -----          -----     -----      -----     -----     -----    -----    -----


Stores open at
   February 3, 1996         400         69        469           1,087       505      1,592      168          -    1,760    2,229

Openings                     49          -         49              38        56         94       42          -      136      185

Closings                     (9)        (3)       (12)           (188)     (107)      (295)     (22)         -     (317)    (329)
                         ------      -----      -----           -----     -----      -----     ----      -----    -----    -----


Stores open at
   February 1, 1997         440         66        506             937       454      1,391      188          -    1,579    2,085

Openings                     32          2         34              11         -         11        -          -       11       45

Closings                    (13)        (2)       (15)            (89)     (454)      (543)    (188)         -     (731)    (746)
                         ------      -----      -----            ----     -----      -----    -----      -----    -----     ----

Stores open at
  January 31, 1998          459         66        525             859         -        859        -          -      859    1,384
                          =====      =====      =====           =====   =======      =====    =====     ======    =====    =====

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         All references herein to fiscal 1998, fiscal 1997 and fiscal 1996 relate to the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. To the extent that the Company may have incurred increased costs resulting from inflation, the Company believes that it has been able to offset these costs through higher revenues. Accordingly, the Company believes that inflation has had no significant impact on the operations of the Company.

Results of Operations

         The Company completed the Footwear Restructuring in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the Footwear Restructuring, in March, 1997 the Company completed the sales of its SCOA and Parade of Shoes businesses. In addition, the Company reduced its investment in its Licensed Discount footwear business. The Company decided to concentrate its efforts in the Licensed Discount division primarily on its five largest licensors, while exploring future strategic options for this business and continuing to close departments upon the termination of licenses where the Company believes it is appropriate to do so. In fiscal 1997, the Company recorded a pre-tax charge of $166.6 million ($117.1 million, or $8.42 basic loss per share, on an after-tax basis) related to the sales of the SCOA and Parade of Shoes businesses, the write-down to estimated fair value of certain assets related to its Licensed Discount footwear division, and severance and consolidation costs related to the downsizing of the Company's administrative areas and its corporate facilities. Of the pre-tax charge, $122.3 million was included as a separate component of results of operations as "Restructuring and other non-recurring charges" in the Company's Consolidated Statement of Earnings for the year ended February 1, 1997. The Company also recorded a charge to cost of sales of $37.3 million related to a reduction in the Licensed Discount division's inventory to estimated fair value. The remaining $7.0 million of the charge includes an increase in the allowance for doubtful accounts for the Licensed Discount division's accounts receivable, and losses incurred from actions taken in order to maximize the cash proceeds received for the assets sold in the SCOA and Parade of Shoes businesses subsequent to the Company's decision to dispose of such businesses. In fiscal 1996, the Company recorded a restructuring charge of $69.3 million ($41.6 million, or $3.00 basic loss per share, on an after-tax basis) related to the disposal of its Fayva footwear business. While the Company believes that the restructuring of its footwear business will serve to improve operations in the future, the Company recognizes it is operating in a competitive retail environment and has taken steps intended to manage its remaining businesses in a manner consistent with such economic environment. These steps include increasing the Company's focus on merchandise planning and distribution, cutting expenditures and prudently managing store openings. The Company also has attempted to generate additional sales and manage inventory levels by increasing promotional activities.

                           Fiscal 1998 versus Fiscal 1997

         The Company's net sales decreased by $305.3 million to $592.2 million in fiscal 1998 from $897.5 million in fiscal 1997, primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997. Sales in the Company's apparel operations increased by $15.7 million, primarily due to an increase in the number of Casual Male Big & Tall stores in operation at the end of fiscal 1998 as compared to fiscal 1997 and a 0.7% increase in comparable apparel store sales. (Comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods.) Excluding net sales in the Company's SCOA and Parade of Shoes businesses of $17.7 million in fiscal 1998 and $300.7 million in fiscal 1997, sales in the Company's footwear operations decreased by $38.1 million to $264.9 million in fiscal 1998 from $303.0 million in fiscal 1997. This decrease was primarily due to a reduction in the number of Licensed Discount footwear departments in operation during fiscal 1998 as compared to fiscal 1997 and a 5.1% decrease in comparable retail footwear store sales. (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed footwear departments which were open in corresponding weeks of the two comparison periods.)

         The Company's cost of sales constituted 55.4% of sales in fiscal 1998 as compared to 60.4% in fiscal 1997. Cost of sales in the Company's apparel operations was 52.8% of sales in fiscal 1998 as compared to 52.1% of sales in fiscal 1997. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales and lower initial markups on merchandise purchases. Cost of sales in the Company's footwear operations was 58.2% of sales in fiscal 1998, as compared to 64.4% of sales in fiscal 1997 (which, exclusive of the $37.3 million write-down of the Licensed Discount division's inventory, was 58.3% of sales in fiscal 1997). Cost of sales in the Company's Licensed Discount division was 58.5% of sales in fiscal 1998, as compared to 70.7% in fiscal 1997 (which, exclusive of the $37.3 million write-down of the Licensed Discount division's inventory, was 58.4% of sales in fiscal 1997).

         Selling, administrative and general expenses decreased $121.8 million, or 35.0%, to $226.2 million in fiscal 1998 from $348.0 million in fiscal 1997, primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997 and the downsizing of the Company's Licensed Discount shoe division and the Company's administrative areas and its corporate facilities, coupled with the benefit realized from the curtailment of the Company's defined benefit pension plan in fiscal 1998. As a percentage of sales, selling, administrative and general expenses were 38.2% of sales in fiscal 1998, as compared to 38.8% of sales in fiscal 1997. Selling, administrative and general expenses in the Company's apparel operations were 39.4% of sales in fiscal 1998, which was comparable to 39.4% of sales in fiscal 1997. Selling, administrative and general expenses in the Company's footwear operations were 36.9% of sales in fiscal 1998, as compared to 38.5% of sales in fiscal 1997. This decrease was primarily due to the increased proportion of Licensed Discount shoe department sales to total footwear sales in fiscal 1998 versus fiscal 1997. The Company's Licensed Discount shoe division has lower selling, administrative and general expenses as a percentage of sales than the aggregate selling, administrative and general expenses as a percentage of sales in the divested SCOA and Parade of Shoes divisions. Also included in selling, administrative and general expenses in fiscal 1998 is a non-recurring charge of $700,000 ($427,000, or $0.03 basic loss per share on an after-tax basis) recorded to write off costs associated with an abandoned high-yield debt offering.

         Depreciation and amortization expense decreased by $14.3 million to $15.1 million in fiscal 1998 from $29.4 million in fiscal 1997, primarily due to lower depreciable assets attributable to the write-off of certain fixed and intangible assets in the fourth quarter of fiscal 1997 related to the overall restructuring of the Company's footwear businesses. This decrease was partially offset by depreciation recorded on fiscal 1998 capital expenditures.

         During fiscal 1997, the Company recorded a pre-tax charge of $166.6 million related to the divestitures of its SCOA and Parade of Shoes divisions and the downsizing of the Company's Licensed Discount division and the Company's administrative areas and its corporate facilities. Of the pre-tax charge, $122.3 million was classified as restructuring and other non-recurring charges. Such charges included the losses on the sales of the SCOA and Parade of Shoes divisions, the write-off of assets and obligations related to the reduction of the Company's investment in its Licensed Discount division, severance and related costs, and lease obligations and write-offs of assets for excess corporate facilities. For additional information, see Note 2 to the Consolidated Financial Statements.

         During  the  third  quarter  of  fiscal  1998,  the  Company   recorded
litigation settlement charges of $3.4 million ($2.1 million on an after-tax basis), related to the settlement of a patent infringement lawsuit brought against the Company, reflecting costs of the settlement not previously accrued for. For additional information, see Note 9 to the Consolidated Financial Statements.

         As a result of the above, the Company's operating income increased to $19.6 million (operating income of $23.1 million excluding the litigation settlement charges) in fiscal 1998 from an operating loss of $144.5 million (operating income of $22.1 million excluding the $166.6 million pre-tax charge) in fiscal 1997. As a percentage of sales, operating income was 3.3% of sales (operating income of 3.9% of sales excluding the litigation settlement charges) in fiscal 1998, as compared to an operating loss of 16.1% of sales (operating income of 2.5% of sales excluding the $166.6 million pre-tax charge) in fiscal 1997.

         Net interest expense increased $586,000 to $13.4 million in fiscal 1998 from $12.8 million in fiscal 1997, primarily due to a change in the Company's method of financing foreign merchandise purchases with bank borrowings in fiscal 1998 versus the use of bankers' acceptances in fiscal 1997, partially offset by lower interest rates on bank borrowings and lower levels of bank borrowings in fiscal 1998 versus fiscal 1997.

         Taxes on earnings for fiscal 1998 were $2.4 million, yielding an effective tax rate of 39.0%, as compared to an income tax benefit of $45.8 million in fiscal 1997, yielding an effective tax rate of 29.2%. The difference in the effective tax rate primarily reflects the impact of the additional valuation reserve applied against deferred tax accounts as of February 1, 1997. See Note 6 to the Consolidated Financial Statements for further discussion of taxes on earnings.

         Net earnings for fiscal 1998 were $3.8 million, as compared to a net loss of $111.4 million in fiscal 1997.

                             Fiscal 1997 versus Fiscal 1996

         The Company's net sales decreased by $122.9 million or 12.0% to $897.5 million in fiscal 1997 from $1.02 billion in fiscal 1996. Sales in the Company's apparel operations increased by $30.5 million, primarily due to an increase in the number of Casual Male Big & Tall stores and Work 'n Gear stores in operation at the end of fiscal 1997 over fiscal 1996 and a 2.7% increase in comparable apparel store sales. Sales in the Company's footwear operations decreased by $153.4 million due to a $106.0 million sales decrease in the Company's Fayva footwear business (which was primarily the result of the closing of all 357 Fayva stores in the third quarter of fiscal 1996), a 1.1% decrease in comparable retail footwear store sales, and a decrease in the number of Licensed Discount shoe departments and SCOA licensed shoe departments in operation during fiscal 1997 versus fiscal 1996. (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in Licensed Discount shoe departments, SCOA and Parade of Shoes stores which were open in corresponding weeks of the relevant comparison periods.) The decrease in the number of Licensed Discount shoe departments was due in large part to Jamesway Corporation ("Jamesway"), a former licensor of the Company, ceasing operations in the fourth quarter of fiscal 1996.

         The Company's cost of sales constituted 60.4% of sales in fiscal 1997, as compared to 56.8% in fiscal 1996. Cost of sales in the Company's apparel operations was 52.1% of sales in fiscal 1997, as compared to 51.2% of sales in fiscal 1996. The increase in such percentage was primarily due to lower initial markups on merchandise purchases, partially offset by lower markdowns as a percentage of sales. Cost of sales in the Company's footwear operations was 64.4% of sales in fiscal 1997, which includes the $37.3 million write-down of the Licensed Discount shoe department business' inventory in connection with the Footwear Restructuring, as compared to 58.8% of sales in fiscal 1996. Excluding the effect of this $37.3 million charge, cost of sales in the Company's footwear operations was 58.3% of sales in fiscal 1997. The decrease in such percentage, from 58.8% of sales in fiscal 1996, is attributable to lower markdowns as a percentage of sales, partially offset by lower initial markups on merchandise purchases.

         Selling, administrative and general expenses decreased $44.6 million, or 11.4%, to $348.0 million in fiscal 1997 from $392.6 million in fiscal 1996, primarily due to the closing of the Company's Fayva footwear business in the third quarter of fiscal 1996. As a percentage of sales, selling, administrative and general expenses were 38.8% of sales in fiscal 1997 as compared to 38.5% of sales in fiscal 1996. Selling, administrative and general expenses in the Company's apparel operations were 39.4% of sales in fiscal 1997, as compared to 38.5% of sales in fiscal 1996. This increase was primarily the result of a higher allocation of predominantly fixed overhead to the Company's apparel operations as a result of the proportionate increase in apparel sales to total Company sales. Selling, administrative and general expenses in the Company's footwear operations were 38.5% of sales in fiscal 1997, which was comparable to 38.5% of sales in fiscal 1996.

         Depreciation and amortization expense decreased by $3.0 million to $29.4 million in fiscal 1997 from $32.4 million in fiscal 1996, primarily due to the write-off of certain fixed and intangible assets in the fourth quarter of fiscal 1997 related to the overall restructuring of the Company's footwear businesses and the write-off of furniture, fixtures and leasehold improvements as a result of the closing of the Company's Fayva footwear business in the third quarter of fiscal 1996. This decrease was partially offset by capital expenditures for depreciable and amortizable assets.

         Of the $166.6 million pre-tax charge recorded in fiscal 1997 for the divestitures of the SCOA and Parade of Shoes businesses and the downsizing of the Company's Licensed Discount shoe department business, the Company's administrative areas and its corporate facilities, $122.3 million has been classified as restructuring and other non-recurring charges, including $63.7 million for the loss on the sales of the SCOA and Parade of Shoes businesses, $36.7 million for asset write-offs related to the reduction of the Company's investment in its Licensed Discount footwear business, $9.3 million for severance and employee benefit costs, $9.7 million for lease obligations and asset write-offs for excess corporate facilities, and $2.8 million for other costs and expenses.

         Of the $63.7 million loss recorded on the sales of the Company's SCOA and Parade of Shoes businesses, inventory, fixed asset and intangible asset write-offs totaled $31.7 million, $14.2 million and $14.8 million, respectively, while $3.0 million was recorded for transaction related costs and expenses.

         Included in the $36.7 million of asset write-offs and obligations related to the reduction of the Company's investment in its Licensed Discount shoe department business are write-offs of intangible assets of $33.9 million, which the Company deems to have no future value, and $2.8 million in accrued costs relating to the repositioning and downsizing of this business.

        Total asset write-offs and write-downs included in restructuring and other non-recurring charges amounted to $99.6 million, while the balance of the charge required cash outlays, primarily in fiscal 1998.

         For additional information, see Note 2 to the Consolidated Financial Statements.

         During fiscal 1996, the Company recorded restructuring charges of $69.3 million related to the liquidation of its Fayva footwear business. Such charges included the actual costs for employee severance and other benefits of $3.5 million, fixed asset write-offs of $18.5 million and a loss on the disposal of inventory of $20.5 million. Also included in restructuring charges was a charge of $26.8 million for costs related to the disposition of the Fayva store leases. For additional information, see Note 2 to the Consolidated Financial Statements.

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

         Net interest expense increased $2.3 million to $12.8 million in fiscal 1997, as compared to $10.5 million in fiscal 1996 due to higher average levels of borrowings and higher interest rates.

         In fiscal 1997, the Company reported an income tax benefit of $45.8 million, yielding an effective tax rate of 29.2%, as compared to an income tax benefit of $25.8 million in fiscal 1996, yielding an effective tax rate of 40.1%. The difference in the effective tax rate primarily reflects the impact of the additional valuation reserve applied against deferred tax accounts as of February 1, 1997. See Note 6 to the Consolidated Financial Statements for further discussion of taxes on earnings.

         The net loss for fiscal 1997 was $111.4 million as compared to a net loss of $38.6 million in fiscal 1996.

Financial Condition

                         January 31, 1998 versus February 1, 1997

         The increase in accounts receivable at January 31, 1998 from February 1, 1997 was primarily due to the reclassification of expected litigation settlement proceeds from non-current assets at February 1, 1997 to accounts receivable at January 31, 1998. This increase was partially offset by settlement of the Company's Chapter 11 claim against Jamesway Corporation, a former licensor of the Company, and the payoff of the Ames promissory note.

         The increase in merchandise inventories at January 31, 1998 from February 1, 1997 is primarily due to additional inventory required for new Casual Male locations and the Work 'n Gear corporate sales division and an increase in in-transit inventory, partially offset by a reduction in footwear inventory, primarily due to the closing of licensed footwear departments during the year.

         The decrease in current deferred income taxes and the corresponding increase in non-current deferred income taxes at January 31, 1998 from February 1, 1997 was primarily the result of timing differences between the recording of restructuring and other non-recurring charges in fiscal 1997 and the deduction of those charges on the Company's fiscal 1998 tax returns. At January 31, 1998, the deferred income taxes associated with the net operating loss carryforwards generated by such charges are classified as non-current.

         The decrease in assets held for sale at January 31, 1998 from February 1, 1997 was due to the receipt of the cash proceeds from the divestitures of the Company's SCOA and Parade of Shoes businesses in March, 1997.

         The decrease in net property, plant and equipment at January 31, 1998 from February 1, 1997 is the result of the recording of $13.3 million in depreciation expense during fiscal 1998, partially offset by the Company incurring capital expenditures of $8.8 million in fiscal 1998, primarily for the opening of new stores and the renovation of existing units.

         The decrease in accounts payable at January 31, 1998 from February 1, 1997 is primarily due to an increase in direct import merchandise purchases, which are paid for sooner than domestic merchandise purchases, coupled with the Company's decision to eliminate bankers' acceptance financing of foreign merchandise purchases in its footwear operations. The ratio of accounts payable to merchandise inventory was 32.7% at January 31, 1998, as compared to 39.0% at February 1, 1997.

         The decrease in accrued expenses at January 31, 1998 from February 1, 1997 was primarily due to payments of costs related to the restructuring of the Company's footwear operations, including severance and employee benefits, lease obligations and other various restructuring costs.

         The decrease in other liabilities at January 31, 1998 from February 1, 1997 was primarily due to payment of $3.0 million to former stockholders of SCOA to satisfy a contractual contingent payment obligation, based on earnings, to such former SCOA stockholders, coupled with reductions in amounts reserved for insurance, equipment leases and payments for former officers.

         The decrease in long-term debt, net of current portion, at January 31, 1998 from February 1, 1997 was primarily due to repayment of the Company's bank debt with the net cash proceeds from the sales of the Company's SCOA and Parade of Shoes divisions.

Liquidity and Capital Resources

         The Company's primary cash needs have historically been for operating expenses, working capital, interest payments, capital expenditures for ongoing operations and acquisitions. In fiscal 1998, the Company's primary sources of capital to finance its cash needs were the proceeds received on the sales of the Company's SCOA and Parade of Shoes businesses, and borrowings under bank credit facilities.

         On May 30, 1997, the Company replaced its $145 million credit facility by obtaining two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc. One facility, which finances the Company's apparel businesses, was a $100 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. (the "Apparel Credit Facility"). The Apparel Credit Facility is secured by all of the capital stock of The Casual Male, Inc. and three other subsidiaries of the Company. The aggregate commitment under the Apparel Credit Facility was reduced from $100 million to $90 million on December 31, 1997, by amendment was increased to $95 million on April 3, 1998 and will automatically be reduced by $10 million on each of December 31, 1998 and December 31, 1999. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 31, 2000.

         To finance its Licensed Discount footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of JBI, Inc. and Morse Shoe, Inc., with BankBoston Retail Finance Inc. (formerly known as GBFC, Inc.) and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

         As  of  January  31,  1998,   the  Company  had  aggregate   borrowings
outstanding under its Apparel Credit Facility and its Footwear Credit Facility totaling $74.6 million and $34.2 million, respectively, consisting of loans and obligations under letters of credit.

         Net cash used in operating activities for fiscal 1998 was $23.4 million, as compared to net cash provided by operating activities of $9.6 million in fiscal 1997. The $33.0 million decrease was primarily due to expenditures related to the Footwear Restructuring and the receipt of an $8.3 million federal income tax refund in the first six months of fiscal 1997. Net cash provided by operating activities was $9.6 million in fiscal 1997, as compared to $22.4 million in fiscal 1996. The decrease of $12.8 million was due in part to payment of costs associated with the liquidation of Fayva.

         Net cash provided by investing activities for fiscal 1998 was $51.9 million, as compared to net cash used in investing activities of $14.5 million in fiscal 1997. The $66.4 million increase was primarily due to the receipt of $60.1 million in proceeds from the sales of the SCOA and Parade of Shoes businesses in fiscal 1998. Net cash used in investing activities was $14.5 million in fiscal 1997, as compared to net cash used of $26.5 million in fiscal 1996. The $12.0 million decrease was primarily due to an $11.7 million reduction in capital expenditures in fiscal 1997 as compared to fiscal 1996.

         Net cash used in financing activities for fiscal 1998 was $28.5 million, as compared to net cash provided by financing activities of $5.6 million in fiscal 1997. The $34.1 million decrease was primarily due to a net repayment of indebtedness of $26.8 million in fiscal 1998, as compared to repayment of indebtedness of $8.7 million in fiscal 1997 and the receipt of $14.9 million in net proceeds from the Mortgage Loan, referred to below, in fiscal 1997. Net cash provided by financing activities in fiscal 1997 was $5.6 million, as compared to $2.5 million in fiscal 1996. The $3.1 million increase was primarily due to the receipt of $14.9 million in net proceeds from the Mortgage Loan in fiscal 1997, offset in part by the repayment of indebtedness of $8.7 million as compared to the receipt of $3.2 million in net proceeds of indebtedness in fiscal 1996.

         The Company invested $8.8 million, $16.4 million and $28.1 million in capital expenditures during fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The Company's capital expenditures generally relate to new store and licensed shoe department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

         On December 30, 1996, JBAK Canton Realty, Inc. ("JBAK Realty"), a wholly-owned subsidiary of JBAK Holding, Inc. ("JBAK Holding") and an indirect, wholly-owned subsidiary of J. Baker, Inc., obtained a $15.5 million mortgage loan from The Chase Manhattan Bank (the "Mortgage Loan") secured by the real estate, buildings and other improvements owned by JBAK Realty at 555 Turnpike Street, Canton, Massachusetts (the "Canton Property"). JBAK Realty leases the Canton Property to JBI, Inc. a wholly-owned subsidiary of J. Baker, Inc. The Canton Property is used as the Company's corporate headquarters. Proceeds of the Mortgage Loan were used to pay down loans under the Company's revolving credit facility.

         In June, 1992 the Company issued $70 million of 7% convertible subordinated notes due 2002. The notes are convertible at a conversion price of $16.125 per share, subject to adjustment in certain events.

         The Company expects to open approximately 14 Casual Male Big & Tall stores, 20 Licensed Discount footwear departments and 1 Work 'n Gear store (under the name RX Uniforms, which exclusively sells healthcare apparel) and to close approximately 6 Casual Male Big & Tall stores and 9 Licensed Discount footwear departments in fiscal 1999.

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

Year 2000 Compliance

         The Company is faced with "Year 2000" remediation issues. Many computer programs were written with a two-digit date field and if these programs are not made Year 2000 compliant, they will be unable to correctly process date information on or after Year 2000. While these issues impact all of the Company's data processing systems to some extent, they are most significant in connection with various mainframe "legacy" computer programs.

         In fiscal 1997, the Company developed a plan to address the Year 2000 issues as they relate to the mainframe legacy computer programs and began converting such computer systems to be Year 2000 compliant. The plan for such mainframe programs provides for the conversion efforts to be completed by the end of fiscal 1999. The Company intends to determine the extent to which it may be vulnerable to any failures by its key business partners, major suppliers and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of key business partners, major suppliers and service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major suppliers due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any such problems would have a material effect on the Company. Because the cost and timing of Year 2000 compliance by third parties such as key business partners, major suppliers and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance. The total cost of the Company's Year 2000 project is estimated to be $2.0 million and is being funded through operating cash flows. The Company is expensing all costs associated with these computer systems changes as the costs are incurred. As of January 31, 1998, $488,000 has been expensed.

Certain Factors That May Affect Future Results

         The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, availability of credit, interest rates, the impact of competition and pricing, the weather, the financial condition of the retailers in whose stores the Company operates licensed shoe departments, changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at
appropriate  terms,   ability  to  hire  and  train  associates  and  Year  2000 conversion.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                         J. BAKER, INC. AND SUBSIDIARIES
                     Index to Consolidated Financial Statements

Consolidated Financial Statements:                                                                       PAGE

         Independent Auditors' Report                                                                      21

         Consolidated balance sheets as of January 31, 1998 and February 1, 1997                           22

         Consolidated statements of earnings for the years ended January 31, 1998,                         23
February 1, 1997 and February 3, 1996

         Consolidated statements of stockholders' equity for the years ended                               24
January 31, 1998, February 1, 1997 and February 3, 1996

         Consolidated statements of cash flows for the years ended January 31, 1998,                       25
February 1, 1997 and February 3, 1996

         Notes to consolidated financial statements                                                        26


All schedules have been omitted as they are inapplicable or not required, or the information has been included in the consolidated financial statements or in the notes thereto.

                           Independent Auditors' Report



The Board of Directors and Stockholders
J. Baker, Inc.:


We have audited the accompanying consolidated balance sheets of J. Baker, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Baker, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1998 in conformity with generally accepted accounting principles.




                                      /s/KPMG Peat Marwick LLP
                                      ------------------------
                                      KPMG Peat Marwick LLP


Boston, Massachusetts
March 23, 1998

                         J. BAKER, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                         January 31, 1998 and February 1, 1997

        Assets                                                                        1998                   1997
        ------                                                                        ----                   ----
Current assets:
    Cash and cash equivalents                                                     $   3,995,995         $   3,969,116
    Accounts receivable:
        Trade, net                                                                    9,576,156            14,771,734
        Other                                                                         9,485,578             1,737,786
                                                                                    -----------           -----------
                                                                                     19,061,734            16,509,520
                                                                                    -----------           -----------

    Merchandise inventories                                                         159,407,002           146,045,496
    Prepaid expenses                                                                  4,418,171             6,031,033
    Deferred income taxes, net                                                        5,230,000            37,548,000
    Assets held for sale                                                                      -            62,255,582
                                                                                    -----------           -----------
             Total current assets                                                   192,112,902           272,358,747
                                                                                    -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                               19,532,487            19,340,925
    Furniture, fixtures and equipment                                                72,359,381            74,244,548
    Leasehold improvements                                                           24,832,306            23,100,973
                                                                                    -----------           -----------
                                                                                    116,724,174           116,686,446
    Less accumulated depreciation and amortization                                   44,595,098            40,032,801
                                                                                    -----------           -----------
             Net property, plant and equipment                                       72,129,076            76,653,645
                                                                                    -----------           -----------

Deferred income taxes, net                                                           55,950,000            26,199,000
Other assets, at cost, less accumulated amortization                                 14,875,434            13,329,628
                                                                                   ------------           -----------
                                                                                   $335,067,412          $388,541,020
                                                                                    ===========           ===========
        Liabilities and Stockholders' Equity
        ------------------------------------
Current liabilities:
    Current portion of long-term debt                                              $  2,060,387         $   2,012,327
    Accounts payable                                                                 52,108,352            57,006,085
    Accrued expenses                                                                 14,176,048            29,837,310
    Income taxes payable                                                                979,560             1,380,664
                                                                                   ------------           -----------
             Total current liabilities                                               69,324,347            90,236,386
                                                                                    -----------           -----------

Other liabilities                                                                     4,229,800            12,223,290
Long-term debt, net of current portion                                              114,407,640           140,787,673
Senior subordinated debt                                                              1,490,111             2,951,411
Convertible subordinated debt                                                        70,353,000            70,353,000

Stockholders' equity:
    Common stock, par value $.50 per share, authorized 40,000,000 shares,
      13,919,577 shares issued and outstanding in 1998 (13,892,397 in 1997)           6,959,789             6,946,199
    Preferred stock, par value $1.00 per share, authorized 2,000,000 shares
      (none issued and outstanding)                                                           -                     -
    Series A junior participating cumulative preferred stock, par value $1.00
      per share, authorized 100,000 shares (none issued and outstanding)                      -                     -
    Additional paid-in capital                                                      115,697,467           115,416,223
    Accumulated deficit                                                             (47,394,742)          (50,373,162)
                                                                                    -----------          ------------
             Total stockholders' equity                                              75,262,514            71,989,260
                                                                                    -----------          ------------
                                                                                   $335,067,412          $388,541,020
                                                                                    ===========           ===========


See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                        Consolidated  Statements of Earnings
   For the years ended January 31, 1998, February 1, 1997 and February 3, 1996


                                                                 1998                   1997                   1996
                                                                 ----                   ----                   ----

Net sales                                                      $592,151,411         $  897,491,941         $1,020,412,703

Cost of sales                                                   327,826,816            542,246,938            580,067,086
                                                                -----------            -----------            -----------

      Gross profit                                              264,324,595            355,245,003            440,345,617

Selling, administrative and general expenses                    226,151,041            347,977,056            392,585,851

Depreciation and amortization                                    15,102,619             29,430,473             32,428,001

Restructuring and other non-recurring charges                             -            122,309,000             69,300,000

Litigation settlement charges                                     3,432,000                      -                      -
                                                               ------------           ------------            -----------

      Operating income (loss)                                    19,638,935           (144,471,526)           (53,968,235)

Interest income                                                    (108,750)              (253,750)              (526,188)

Interest expense                                                 13,496,578             13,056,127             10,983,067
                                                                 ----------             ----------            -----------

      Earnings (loss) before income taxes                         6,251,107           (157,273,903)           (64,425,114)

Income tax expense (benefit)                                      2,438,000            (45,846,000)           (25,823,000)
                                                                -----------            -----------           ------------

      Net earnings (loss)                                      $  3,813,107          $(111,427,903)          $(38,602,114)
                                                               ============           ============            ===========

Earnings (loss) per common share:
      Basic                                                    $       0.27          $       (8.02)          $      (2.79)
                                                                ===========           ============            ===========

      Diluted                                                  $       0.27          $       (8.02)          $      (2.79)
                                                                ===========           ============           ============

Number of shares used to compute earnings (loss) per
      common share:
      Basic                                                      13,911,080             13,887,544             13,858,273
                                                                ===========            ===========            ===========

      Diluted                                                    13,970,299             13,887,544             13,858,273
                                                                ===========            ===========            ===========


See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                    Consolidated  Statements of  Stockholders'
         Equity For the years ended January 31, 1998, February 1, 1997 and February 3, 1996

                                                                                          Retained
                                                                          Additional      Earnings/         Total
                                                 Common Stock              Paid-in       (Accumulated    Stockholders'
                                          Shares            Amount         Capital        Deficit)          Equity
                                         -------           -------        -----------     -----------    ------------


Balance, January 28, 1995              13,840,647        $6,920,324       $115,074,822    $101,321,759    $223,316,905


Net loss for the year ended
    February 3, 1996                            -                 -                  -    (38,602,114)     (38,602,114)
Exercise of stock options                  32,000            16,000            138,195              -          154,195
Dividends paid ($.06 per share)                 -                 -                  -       (831,576)        (831,576)
                                      -----------        ----------       ------------    ------------     ------------

Balance, February 3, 1996              13,872,647         6,936,324        115,213,017     61,888,069      184,037,410


Net loss for the year ended
    February 1, 1997                            -                 -                  -   (111,427,903)    (111,427,903)
Shares issued in connection with the
  acquisition of Shoe Corporation
  of America                                6,001             3,001            104,942              -          107,943
Exercise of stock options                  13,749             6,874             98,264              -          105,138
Dividends paid ($.06 per share)                 -                 -                  -       (833,328)        (833,328)
                                      -----------        ----------       ------------    ------------      -----------

Balance, February 1, 1997              13,892,397         6,946,199        115,416,223     (50,373,162)     71,989,260


Net earnings for the year ended
    January 31, 1998                            -                 -                  -       3,813,107       3,813,107
Exercise of stock options                   8,500             4,250             43,550              -           47,800
Shares issued to certain employees         18,680             9,340            237,694              -          247,034
Dividends paid ($.06 per share)                 -                 -                  -       (834,687)        (834,687)
                                      -----------        ----------       ------------    ------------     ------------

Balance, January 31, 1998              13,919,577        $6,959,789       $115,697,467   $(47,394,742)     $75,262,514
                                      ===========        ==========       ============   ============      ===========



See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the years ended January 31, 1998, February 1, 1997
                              and February 3, 1996

                                                                        1998               1997                 1996
                                                                        ----               ----                 ----
Cash flows from operating activities:
      Net earnings (loss)                                          $  3,813,107        $ (111,427,903)      $  (38,602,114)
      Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
         Depreciation and amortization:
             Fixed assets                                            13,334,762            21,151,307           21,985,599
             Deferred charges, intangible assets and
                deferred financing costs                              1,806,557             8,317,866           10,490,278
         Deferred income taxes, net                                   2,567,000           (47,610,000)         (20,153,000)
         Loss on disposals and revaluation of assets                          -            99,600,000           29,900,000
         Change in:
             Accounts receivable                                        568,003             1,544,648            3,088,464
             Merchandise inventories                                (15,442,592)           50,782,034           36,583,661
             Prepaid expenses                                         1,612,862            (1,758,077)          (3,030,223)
             Accounts payable                                        (4,897,733)          (29,177,966)         (15,678,736)
             Accrued expenses                                       (18,514,062)            5,340,437            9,561,924
             Income taxes payable/receivable                           (401,104)            8,617,396           (7,709,089)
             Other liabilities                                       (7,873,826)            4,182,155           (4,045,342)
                                                                   ------------           -----------           -----------
                Net cash provided by (used in)
                 operating activities                               (23,427,026)            9,561,897           22,391,422
                                                                   ------------           -----------          -----------

Cash  flows from investing activities: Capital expenditures for:
         Property, plant and equipment                               (8,810,193)          (16,420,644)         (28,062,433)
         Other assets                                                (2,304,132)           (1,921,816)          (1,379,958)
      Payments received on note receivable                            2,900,000             3,888,000            2,900,000
      Net proceeds from sales of footwear businesses                 60,134,835                     -                    -
                                                                     ----------        --------------      ---------------
                Net cash provided by (used in)
                  investing activities                               51,920,510           (14,454,460)         (26,542,391)
                                                                     ----------           -----------          -----------

Cash flows from financing activities:
      Repayment of senior debt                                       (1,500,000)           (1,500,000)          (1,500,000)
      Proceeds from (repayment of) revolving credit facility       (125,800,000)           (7,200,000)           4,700,000
      Proceeds from apparel and footwear credit
          facilities                                                                       99,980,354                    -
-
      Proceeds from (repayment of) mortgage payable                    (512,327)           15,500,000                    -
      Payment of mortgage escrow, net                                   (94,779)             (605,215)                   -
      Proceeds from issuance of common stock, net of retirements        294,834               213,081              154,195
      Payment of dividends                                             (834,687)             (833,328)            (831,576)
                                                                     -----------           ----------          -----------
                Net cash provided by (used in)
                  financing activities                              (28,466,605)            5,574,538            2,522,619
                                                                   -------------            ---------          -----------

Net increase (decrease) in cash and cash equivalents                     26,879               681,975           (1,628,350)

Cash and cash equivalents at beginning of year                        3,969,116             3,287,141            4,915,491
                                                                    -----------           -----------          -----------

Cash and cash equivalents at end of year                           $  3,995,995          $  3,969,116         $  3,287,141
                                                                    ===========           ===========          ===========


See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             January 31, 1998, February 1, 1997 and February 3, 1996

(1)      Summary of Significant Accounting Policies

         Nature of Operations
            J. Baker, Inc. and subsidiaries (the "Company") is engaged in the retail sale of apparel and footwear. As of January 31, 1998, the Company's Casual Male Big & Tall, Work 'n Gear and Licensed Discount footwear businesses operated 1,384 locations in 47 states and the District of Columbia. The Company operates the 459 store chain of Casual Male Big & Tall men's stores which sell fashion, casual and dress clothing and footwear to the big and tall man; the 64 store chain of Work 'n Gear work clothing stores, which sell a wide selection of workwear as well as healthcare apparel and uniforms for industry and service businesses, and 2 RX Uniforms stores, which exclusively sell healthcare apparel; and sells footwear through 859 self-service licensed footwear departments in discount department stores. See Note 2 for information regarding the divestitures of the Company's Shoe Corporation of America ("SCOA") and Parade of Shoes divisions and the liquidation of the Company's Fayva footwear division.

         Basis of Presentation and Principles of Consolidation
            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Fiscal Year
            The Company follows a 52 to 53 week fiscal year ending on the Saturday nearest January 31. The fiscal year ended February 3, 1996 contained 53 weeks.

         Fair Value of Financial Instruments
            The carrying amount of cash, cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. The fair value of the Company's long-term instruments is estimated based on market values for similar instruments. At January 31, 1998, the difference between the carrying value of long-term instruments and their estimated fair value is not material.

         Cash and Cash Equivalents
            Cash   equivalents   consist  of  highly  liquid   instruments  with
            maturities of three months or less and are stated at cost, which approximates market.

         Merchandise Inventories
            Merchandise inventories, which consist entirely of finished goods, are valued at the lower of cost or market, principally by the retail inventory method.

         Depreciation and Amortization of Property, Plant and Equipment and Other Assets
            Depreciation and amortization of the Company's property, plant and equipment and other assets are provided on the straight-line method over the following periods:

                           Furniture and fixtures                                7 years
                           Machinery and equipment                               7 years
                           Leasehold improvements                               10 years
                           Building, building improvements and
                              land improvements                                 40 years
                           Systems development costs and
                              other intangible assets                           3 to 10 years

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

         Earnings (Loss) Per Common Share
            In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" ("EPS"), which the Company adopted in fiscal 1998. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to all dilutive potential common shares, that were outstanding during the period.

            The calculation of diluted earnings (loss) per common share includes the dilutive effect of outstanding stock options and warrants for fiscal 1998. Stock options and warrants are excluded from this calculation for fiscal 1997 and fiscal 1996 because their effect would be anti-dilutive. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for fiscal 1998, fiscal 1997 and fiscal 1996 because its effect would be antidilutive. All net earnings (loss) per common share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

            Net earnings (loss) and shares used to compute net earnings (loss) per share, basic and diluted, are reconciled below:

                                                                  1998                 1997                 1996
                                                                  ----                 ----                 ----

                  Net earnings (loss), basic and diluted        $ 3,813,107         $(111,427,903)        $(38,602,114)
                                                                 ==========          ============          ===========
                  Weighted average common shares:

                      Basic                                      13,911,080           13,887,544           13,858,273

                           Effect of dilutive securities:
                               Stock options                         59,219                    -                    -
                                                                -----------          -----------          -----------

                      Diluted                                    13,970,299           13,887,544           13,858,273
                                                                 ==========           ==========           ==========

         Revenue Recognition
            The Company recognizes revenue at the time of sale in its retail stores and licensed departments.

         Store Opening and Closing Costs
            Direct incremental store opening costs are amortized to expense over a twelve-month period. All costs related to store closings are expensed at the time the decision is reached to close the store.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Deferred Lease Acquisition Costs
            Costs incurred in connection with the acquisition of license agreements were classified as deferred lease acquisition costs and were being amortized over the terms of the respective leases, which ranged from three to twenty years. See Note 2 regarding asset write-offs as a result of the Company's decision to downsize its footwear operations.

         Stock Options
            Prior to February 4, 1996, the Company accounted for its stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 4, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         Income Taxes
            Deferred taxes are provided for using the asset and liability method for temporary differences between financial and tax reporting.

         Effect of Accounting Changes
            In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both statements will be adopted by the Company in fiscal 1999. Current financial statements are presented substantially in accordance with SFAS No. 131.

         Reclassifications
            Certain   reclassifications  have  been  made  to  the  consolidated
            financial   statements  of  prior  years  to  conform  to  the  1998
            presentation.

(2)   Restructuring and Other Non-Recurring Charges

            The Company has restructured its footwear operations (the "Footwear Restructuring") in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the Footwear Restructuring, in March, 1997 the Company completed the sales of its SCOA and Parade of Shoes businesses. In addition, the Company reduced its investment in its Licensed Discount footwear business. The Company decided to concentrate its efforts in the Licensed Discount division on its five largest licensors, while exploring future strategic options for this business and continuing to close departments upon termination of the licenses where the Company believes it is appropriate to do so. In fiscal 1997, the Company recorded a pre-tax charge of $166.6 million ($117.1 million, or $8.42 basic loss per share, on an after-tax basis) related to the sales of the SCOA and Parade of Shoes businesses, the write-down to estimated fair value of certain assets related to its Licensed Discount footwear division, and severance and consolidation costs related to the downsizing of the Company's administrative areas and its corporate facilities. Of the pre-tax charge, $122.3 million was included as a separate component of results of operations in the Company's Consolidated Statement of Earnings for the year ended
            February 1, 1997. The Company also recorded a charge to cost of sales of $37.3 million related to a reduction in the Licensed Discount division's inventory to estimated fair value. The remaining $7.0 million of the charge included an increase in the allowance for doubtful accounts for the Licensed Discount division's accounts receivable, and losses incurred from actions taken in order to maximize the cash proceeds received for the assets sold in the SCOA and Parade of Shoes businesses subsequent to the Company's decision to dispose of such businesses. In connection with the above events, the Company reduced its work force during the first quarter of fiscal 1998 by approximately 3,481 employees, of whom approximately 1,693 were full-time and 1,788 were part-time.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            Asset write-offs included in the restructuring and other non-recurring charges totaled $99.6 million, while the balance of the charge required cash outlays, primarily in fiscal 1998. Restructuring and other non-recurring charges included $63.7 million for the loss on the sales of the SCOA and Parade of Shoes businesses, $36.8 million for asset write-offs related to the reduction of the Company's investment in its Licensed Discount footwear division, $9.3 million for severance and employee benefit costs, $9.7 million for lease obligations and asset write-offs for excess corporate facilities, and $2.8 million for other costs and expenses.

         Sale of Shoe Corporation of America Division
            On March 5, 1997, the Company announced it had sold its SCOA division to an entity formed by CHB Capital Partners of Denver Colorado, along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. The transaction involved the transfer to the buyer of the division's inventory, fixed assets, intellectual property and license agreements for the various department and specialty store chains serviced by SCOA as well as the assumption by the buyer of certain liabilities of the SCOA division. In connection with the sale of SCOA, the Company paid a total of $3.0 million to former stockholders of SCOA in order to satisfy a contractual contingent payment obligation, based on earnings, owed to such former SCOA stockholders. Net cash proceeds received from the sale, reduced by the amount of the contingent payment, a $1.4 million one-year escrow account balance and transaction expenses of $1.3 million, totaled approximately $40.0 million. The Company also remains as guarantor on certain of SCOA's license agreements for a period not to exceed one year.

         Sale of Parade of Shoes Division
            On March 10, 1997, the Company completed the sale of its Parade of Shoes division to Payless. The transaction involved the transfer to Payless of the division's inventory, fixed assets, intellectual property and leases on the 186 then remaining Parade of Shoes stores. Net cash proceeds from the transaction, reduced by a $2.7 million two-year escrow account balance and the retained accounts payable of the division, were approximately $20.0 million. The Company remains contingently liable under certain of the Parade of Shoes store leases assigned to Payless.

         Revaluation and Downsizing of Licensed Discount Footwear Division
            As part of the restructuring of its footwear business in fiscal 1997, the Company made a determination that it would reduce its investment in its Licensed Discount footwear business. The Company currently intends to concentrate the Licensed Discount division's efforts on its major licensors while exploring future strategic options for this business. As a result, the Company undertook an evaluation of the value of the assets in the Licensed Discount business, and wrote off certain assets which did not benefit future operations and wrote down other assets to estimated fair value, including deferred lease acquisition costs, systems development costs and excess of costs over net assets acquired. Included in the restructuring and other non-recurring charges for the year ended February 1, 1997, are write-offs of intangible assets of $33.9 million, which the Company deemed to have no future value, and $2.8 million in accrued costs relating to the repositioning and downsizing of the Licensed Discount business. In addition, the Company recorded a charge of $37.3 million to cost of sales, representing the write-down of the Licensed Discount division's inventory to estimated fair value, and a charge of $2.2 million to selling, administrative and general expenses, representing an increase to the Company's allowance for doubtful accounts related to amounts expected to be realized from the settlement of Chapter 11 claims with various licensors.

         Disposal of Fayva Footwear Division
            In the year ended February 3, 1996, the Company recorded restructuring charges of $69.3 million (which had an after-tax effect of $41.6 million or $3.00 basic loss per share) as a result of the liquidation of the Company's Fayva footwear business. Restructuring charges included actual costs for employee severance and other benefits of $3.5 million (a total of 2,545 full and part-time employees were terminated), fixed asset write-offs of $18.5 million and a loss on the disposal of inventory of $20.5 million. Also included in restructuring charges is a charge of $26.8 million for costs related to the disposition of the Fayva store leases.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            A summary of the restructuring activity is presented below:

                                                                     1998                 1997                 1996
                                                                     ----                 ----                 ----

            Balance, beginning of year                            $22,372,000        $  13,300,000    $               -

            Restructuring and other non-recurring charges                   -          122,309,000           69,300,000

            Non-cash asset write-downs                                      -          (99,600,000)         (29,900,000)

            Inventory liquidation, lease termination,
              severance and other costs                           (16,794,000)         (13,637,000)         (26,100,000)
                                                                  ------------        -------------        -------------

            Balance, end of year                                 $  5,578,000          $22,372,000          $13,300,000
                                                                 ============          ===========          ===========

(3)      Bankruptcy Filings of Licensors

            On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company relative to the carrying values of Bradlees-related assets will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the fiscal year ended January 31, 1998 were $47.7 million.

            On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequently, Jamesway ceased operation of its business in all of its 90 stores. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Because Jamesway ceased operation of its business, the Company filed a claim for damages as its contract with Jamesway was rejected. The Company negotiated a settlement of the amount of its claim with Jamesway, which was approved by the Bankruptcy Court. The Jamesway plan of liquidation was confirmed on June 6, 1997, and the Company received a partial distribution of the amount owed to it under the settlement during the second quarter of fiscal 1998. In August, 1997, the Company assigned its rights to any further distributions from Jamesway to a third party and received, in consideration therefor, an additional percentage of the amount owed to the Company under its settlement of its claim with Jamesway.

            On April 26, 1990, Ames Department Stores, Inc., and related entities ("Ames"), a significant licensor of the Company (see Note
            11), filed for protection under Chapter 11 of the United States Bankruptcy Code. Pursuant to Ames' Plan of Reorganization, the Company settled its $13.7 million pre-petition claim with Ames and, in return, the Company received $5 million in cash and a promissory note issued by Ames in the amount of $8.7 million bearing interest at the rate of 6.0% per annum and having a final maturity on December 1, 1997. During fiscal 1998, the Company received payments totaling $2.9 million from Ames representing the outstanding balance of the Ames promissory note and discharged its mortgage lien and security interest in Ames' real property and buildings in Rocky Hill, Connecticut.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4)      Accounts Receivable

            Trade accounts receivable are principally comprised of amounts due from landlords of the Company's licensed shoe departments. The Company performs regular credit evaluations of its licensors, and generally does not require collateral from its licensors.

            The following is a summary of the activity affecting the allowance for doubtful accounts receivable for the years ended January 31, 1998, February 1, 1997 and February 3, 1996:

                                                                          1998             1997               1996
                                                                          ----             ----               ----

                  Balance, beginning of year                          $5,286,617         $3,217,429         $1,972,903

                  Additions charged to expense                            15,000          2,200,000          1,413,580

                  Write-offs, net of recoveries                       (4,724,159)          (130,812)          (169,054)
                                                                      ----------         ----------         ----------

                  Balance, end of year                              $    577,458         $5,286,617         $3,217,429
                                                                    ============         ==========         ==========

 (5)     Debt

         Long-Term Debt
            Long-term debt at January 31, 1998 and February 1, 1997 was comprised of:

                                                                                 1998                        1997
                                                                                 ----                        ----

                  Credit facility (weighted average                           $            -           $125,800,000
                    interest rate of 8.2% in fiscal 1997)

                  Apparel credit facility (weighted average                       66,300,000                      -
                    interest rate of 7.4% in fiscal 1998)

                  Footwear credit facility (weighted average                      33,680,354                      -
                    interest rate of 8.0% in fiscal 1998)

                  Mortgage note, net of current portion                           14,427,286             14,987,673
                                                                                 -----------            -----------
                    (interest rate of 9.0%)
                                                                                $114,407,640           $140,787,673
                                                                                 ===========            ===========

            On May 30, 1997, the Company replaced its $145 million credit facility by obtaining two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc. One facility, which finances the Company's apparel businesses, was a $100 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. (the "Apparel Credit Facility"). The Apparel Credit Facility is secured by all of the capital stock of The Casual Male, Inc. and three other subsidiaries of the Company. The aggregate commitment under the Apparel Credit Facility was reduced from $100 million to $90 million on December 31, 1997, by amendment was increased to $95 million on April 3, 1998 and will automatically be reduced by $10 million on each of December 31, 1998 and December 31, 1999. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 31, 2000.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            To finance its Licensed Discount footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of JBI, Inc. and Morse Shoe, Inc., with BankBoston Retail Finance Inc. (formerly known as GBFC, Inc.) and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

            As of January 31, 1998, the Company had aggregate borrowings outstanding under its Apparel Credit Facility and its Footwear Credit Facility totaling $74.6 million and $34.2 million, respectively, consisting of loans and obligations under letters of credit.

            On December 30, 1996, JBAK Canton Realty, Inc. ("JBAK Realty"), a wholly-owned subsidiary of JBAK Holding, Inc. ("JBAK Holding") and an indirect, wholly-owned subsidiary of J. Baker, Inc., obtained a $15.5 million mortgage loan from The Chase Manhattan Bank (the
            "Mortgage Loan") secured by the real estate, buildings and other improvements owned by JBAK Realty located at 555 Turnpike Street, Canton, Massachusetts (the "Canton Property"). JBAK Realty leases the property to JBI, Inc. ("JBI"), a wholly-owned subsidiary of J. Baker, Inc. The Canton Property is used as the Company's corporate headquarters. Neither JBAK Holding nor JBAK Realty has agreed to pay or make its assets available to pay creditors of the Company or JBI. Neither the Company nor JBI has agreed to make their assets available to pay creditors of JBAK Holding or JBAK Realty. Proceeds of the Mortgage Loan were used to pay down loans under the Company's revolving credit facility.

         Senior Subordinated Debt
            In June 1989, the Company issued $35 million of senior subordinated notes with detachable warrants, which enable the holders to purchase 600,000 shares of the Company's common stock at a price of $20 per share, subject to adjustments. At January 31, 1998, the detachable warrants enable holders to purchase approximately 640,000 shares at $18.80 per share. Subject to certain conditions, the Company may repurchase all, but not less than all, of the outstanding warrants at a price equal to the product of (a) the aggregate number, as of such time, of shares of common stock issuable upon exercise of the warrant by (b) $18.80 and multiplying the product thereof by 50%. The senior subordinated notes of $2,990,111 at January 31, 1998 ($4,451,411 at February 1, 1997) are presented net of $9,889 ($48,589 at February 1, 1997), which reflects the unaccreted portion of the $1,710,000 value originally assigned to the detachable warrants. The value of the warrants was recorded as additional paid-in capital and is being accreted using the effective-interest method.

            The senior subordinated debt was reduced by $27.5 million in June, 1992 with proceeds from the $70 million 7% convertible subordinated notes referred to below. The senior subordinated notes are due in installments of $1.5 million per year beginning in May, 1995 with a final payment in May, 1999. Interest, currently at 12.21%, is payable quarterly.

         Convertible Subordinated Debt
            Convertible subordinated debt at January 31, 1998 and February 1, 1997 was comprised of:

                                                                                   1998                  1997
                                                                                   ----                  ----
                  7% convertible subordinated notes                              $70,000,000           $70,000,000
                  Convertible debentures                                             353,000               353,000
                                                                                 -----------            ----------
                                                                                 $70,353,000           $70,353,000
                                                                                  ==========            ==========

            In June 1992, the Company issued $70 million of 7% convertible subordinated notes due 2002. The notes are convertible into common stock at a conversion price of $16.125 per share, subject to adjustment in certain events.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            The convertible debentures began accruing interest on January 15, 1997 at a rate of 8%, and no principal will be payable until January 15, 2002. The debt is subject, under certain circumstances, to mandatory conversion. Approximately 6,500 shares of J. Baker common stock are reserved for any future conversions of the convertible debentures.

            The Company's revolving credit facilities and senior subordinated notes contain various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends and the maintenance of specified financial ratios, minimum levels of working capital and other financial criteria. As of January 31, 1998, the Company was in compliance with such covenants.

            The Company is restricted, under various debt agreements, from paying cash dividends unless tangible net worth exceeds certain required levels. As defined by the most restrictive of those agreements, minimum tangible net worth, as so defined, was $68.0 million at January 31, 1998. At January 31, 1998, the Company's tangible net worth, as so defined, was approximately $71.9 million.

            Scheduled   principal   repayments   of   long-term   debt,   senior
            subordinated notes and convertible subordinated debt for the next five fiscal years and thereafter are as follows:

                             Fiscal year
                           ending January
                           --------------
                                1999                     $   2,060,387
                                2000                         2,112,955
                                2001                       100,650,809
                                2002                         1,086,348
                                2003                        70,802,141
                                Thereafter                  11,608,387

(6)      Taxes on Earnings

            Income tax expense (benefit) attributable to income (loss) from operations consists of:

                                                                     Current             Deferred                Total
                                                                     -------             --------                -----
                Year ended January 31, 1998:
                  Federal                                        $   (604,000)        $   2,130,712         $   1,526,712
                  State and city                                      475,000               436,288               911,288
                                                                -------------         -------------         -------------
                                                                 $   (129,000)        $   2,567,000         $   2,438,000
                                                                 ============          ============          ============
                Year ended February 1, 1997:
                  Federal                                        $          -         $ (32,688,000)         $(32,688,000)
                  State and city                                    1,764,000           (14,922,000)          (13,158,000)
                                                                 ------------            ----------           -----------
                                                                 $  1,764,000         $ (47,610,000)         $(45,846,000)
                                                                  ===========           ===========           ===========
                Year ended February 3, 1996:
                  Federal                                         $(7,311,000)         $(13,271,000)         $(20,582,000)
                  State and city                                    1,641,000            (6,882,000)           (5,241,000)
                                                                  -----------            ----------            ----------
                                                                  $(5,670,000)         $(20,153,000)         $(25,823,000)
                                                                   ==========           ===========           ===========

             The following is a reconciliation between the statutory federal income tax rate and the Company's effective rate for the years ended January 31, 1998, February 1, 1997 and February 3, 1996:

                                                                        1998                  1997                  1996
                                                                        ----                  ----                  ----
                  Statutory federal income tax rate                     35.0%                (35.0%)               (35.0%)
                  State income taxes, net of federal
                     income tax benefit                                  9.5%                 (5.4%)                (5.3%)
                  Change in beginning of year balance of the valuation
                     allowance for deferred tax assets                     -                   7.4%                    -
                  Other                                                 (5.5%)                 3.8%                  0.2%
                                                                        -----                ------                ------
                                                                         39.0%               (29.2%)               (40.1%)
                                                                       ======               =======                ======

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

             The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1998 and February 1, 1997 are presented below:

                                                                                 1998                       1997
                                                                                 ----                       ----
              Deferred tax assets:
                 Accounts receivable                                        $    177,000               $    550,000
                 Inventory                                                     6,006,000                 32,692,000
                 Intangible assets                                             3,114,000                 11,506,000
                 Other assets                                                     23,000                  1,227,000
                 Nondeductible accruals and reserves                             876,000                 12,476,000
                 Operating loss and credit carryforwards                      88,763,000                 46,759,000
                                                                             -----------                 ----------
                     Total gross deferred tax assets                          98,959,000                105,210,000
                     Less valuation allowance                                (26,636,000)               (26,636,000)
                                                                              ----------                -----------
                     Net deferred tax assets                                  72,323,000                 78,574,000
                                                                             -----------                -----------
              Deferred tax liabilities:
                 Property, plant and equipment                                (7,817,000)                (5,811,000)
                 Intangible assets                                              (736,000)                (6,426,000)
                 Other liabilities                                            (2,590,000)                (2,590,000)
                                                                              -----------                ----------
                     Total gross deferred tax liabilities                    (11,143,000)               (14,827,000)
                                                                              -----------               -----------
                     Net deferred tax asset                                 $ 61,180,000               $ 63,747,000
                                                                             ===========                ===========

            At January 31, 1998 and February 1, 1997, the net deferred tax asset consisted of the following:

                                                                                  1998                      1997
                                                                                  ----                      ----
                 Deferred tax asset, net - current                           $  5,230,000               $ 37,548,000
                 Deferred tax asset, net - non-current                         55,950,000                 26,199,000
                                                                              -----------                -----------
                                                                             $ 61,180,000               $ 63,747,000
                                                                              ===========                ===========

            At January 31, 1998, the Company has net operating loss carryforwards ("NOLS") and general business credit carryforwards for federal income tax purposes of approximately $194.0 million and $1.3 million, respectively, which expire in years ended January, 2002 through January, 2013. Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), requires that the tax benefit of such NOLS be recorded as an asset to the extent that the Company assesses the utilization of such NOLS to be "more likely than not". The NOLS available for future utilization were generated principally by restructuring and other non-recurring charges which are not expected to continue. The Company has determined, based upon the history of prior operating earnings in its ongoing businesses and its expectations for the future, that operating income of the Company will more likely than not be sufficient to utilize fully the $194.0 million of NOLS prior to their expiration in the year 2013.

            The Company has minimum tax credit carryforwards of approximately $4.0 million available to reduce future regular federal income taxes, if any, over an indefinite period.

(7)       Pension and Profit Sharing Plans

            The Company has a noncontributory pension plan (the "Pension Plan") which covers substantially all non-union employees and is administered by Trustees who are officers of the Company. In March 1997, the Board of Directors of the Company approved an amendment to the Pension Plan, which resulted in the freezing of all future benefits under the plan as of May 3, 1997. As a result, the Company recognized a gain in fiscal 1998 of $3.7 million (which had an after-tax effect of $2.2 million). The curtailment gain is included in selling, administrative and general expenses.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            The following table sets forth the Pension Plan's funded status at January 31, 1998 and February 1, 1997:

                                                                                   1998                    1997
                                                                                   ----                    ----
                  Actuarial present value of benefit obligations:
                      Vested                                                    $13,519,000             $12,696,000
                      Non-vested                                                  1,849,000               1,170,000
                                                                                 ----------              ----------
                           Total accumulated benefit obligations                $15,368,000             $13,866,000
                                                                                 ==========              ==========

                  Plan assets at fair value                                     $19,146,000             $15,737,000
                  Actuarial present value of projected benefit obligations      (15,368,000)            (18,832,000)
                                                                                 ----------              ----------
                  Excess (deficiency) of plan assets over projected
                        benefit obligations                                       3,778,000              (3,095,000)

                  Unrecognized prior service benefit                                      -                (449,000)
                  Unrecognized net transitional liability                                 -                 979,000
                  Unrecognized net actuarial loss (gain)                           (925,000)                520,000
                                                                                 ----------              ----------

                  Prepaid (accrued) pension cost                                $ 2,853,000             $(2,045,000)
                                                                                 ==========              ==========

            In December 1993, the Board of Directors of the Company established a Supplemental Retirement plan (the "Supplemental Plan") to provide benefits attributable to compensation in excess of $160,000, but less than $267,326. The following table sets forth the Supplemental Plan's funded status at January 31, 1998 and February 1, 1997:

                                                                                      1998                  1997
                                                                                      ----                  ----
                  Actuarial present value of benefit obligation:
                       Vested                                                     $  248,000             $  251,000
                       Non-vested                                                     20,000                110,000
                                                                                   ---------              ---------
                           Total accumulated benefit obligations                   $ 268,000              $ 361,000
                                                                                    ========              =========

                  Plan assets at fair value                                       $        -             $        -
                  Actuarial present value of projected benefit obligations          (691,000)              (700,000)
                                                                                    --------               --------
                  Deficiency of plan assets over projected benefit obligations      (691,000)              (700,000)

                  Unrecognized prior service cost                                    248,000                400,000
                  Unrecognized net actuarial loss (gain)                            (130,000)              (149,000)
                                                                                    --------              ---------
                  Accrued pension cost                                             $(573,000)             $(449,000)
                                                                                    ========               ========

            Assumptions used to develop the plans' funded status were discount rate (7.0% in 1998, 7.5% in 1997) and increase in compensation levels (4.5%).

            Plan assets of the Pension Plan consist primarily of common stock, U.S. government obligations, mutual funds and insurance contracts.

            Net pension cost (benefit) for the years ended January 31, 1998, February 1, 1997 and February 3, 1996 included the following components:

                                                                       1998                1997                1996
                                                                       ----                ----                ----
                  Service cost - benefits earned
                      during the year                             $   315,000          $1,828,000          $1,260,000
                  Interest cost on projected
                      benefit obligation                            1,180,000           1,420,000           1,199,000
                  Actual return on plan assets                     (3,432,000)         (2,657,000)         (1,528,000)
                  Net amortization and deferral                     2,146,000           1,734,000             655,000
                  Effect of curtailment                            (3,669,000)                  -                   -
                                                                   ----------          ----------          ----------
                      Net pension cost (benefit)                  $(3,460,000)         $2,325,000          $1,586,000
                                                                   ==========           =========           =========

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            Assumptions used to develop the net periodic pension cost for fiscal 1998 were discount rate (7.5%), expected long-term return on assets (9.0%) and increase in compensation levels (4.5%).

            In January, 1992, the Company implemented a qualified 401(k) profit sharing plan available to full-time employees who meet the plan's eligibility requirements. Under the 401(k) plan, the Company matches 50% (25% for the years ended February 1, 1997 and February 3, 1996) of the qualified employee's contribution up to 6% (3% for the years ended February 1, 1997 and February 3, 1996) of the employee's salary. The total cost of the matching contribution was $897,000, $379,000 and $441,000 for the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

            The Company has established incentive bonus plans for certain executives and employees. The bonus calculations are generally based on the achievement of certain profit levels, as defined in the plans. For the years ended January 31, 1998, February 1, 1997 and February 3, 1996, $70,000, $145,500 and $50,000, respectively, was provided for bonuses under the plans.

            The Company does not provide post-retirement benefits other than pensions as defined under SFAS #106.

(8)      Stock Options and Performance Share Awards

            The Company has options outstanding under the Amended and Restated 1985 Stock Option Plan, the 1992 Directors' Stock Option Plan and the 1994 Equity Incentive Plan (the "Stock Option Plans"). In addition, the Company has granted options which are not part of any Stock Option Plan.

            The Amended and Restated 1985 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to key employees at an option price of not less than 100% of the fair market value of a share on the date of grant of the option. Under this plan, there are no shares of common stock available for grant at January 31, 1998 as no options could be granted thereunder after June, 1995.

            In fiscal 1995, the Company established the 1994 Equity Incentive Plan, which provides for the issuance of one million shares of common stock to officers and employees in the form of stock options (both incentive options and non-qualified options), grants of restricted stock, grants of performance shares and unrestricted grants of stock. Under this plan, at January 31, 1998, there are no shares of common stock available for grants of performance shares, and 194,810 shares of common stock remain available for all other types of grants.

            Options granted under the Amended and Restated 1985 Stock Option Plan and the 1994 Equity Incentive Plan become exercisable either ratably over four or more years, or upon grant, at the discretion of the Board of Directors, and expire ten years from the date of grant.

            The 1992 Directors' Stock Option Plan provides for the automatic grant of an option to purchase 2,500 shares of the Company's common stock upon a director's initial election to the Board of Directors and in addition, at the close of business on the fifth business day following the Company's annual meeting of stockholders. Options under the Directors' Plan are granted at a price equal to the closing price of the Company's common stock on the date of grant. They are exercisable in full as of the date of grant and expire ten years from the date of grant. Under this plan, there are no shares of common stock available for grant at January 31, 1998.

            The Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, $98,000 of compensation cost has been recognized for stock options in the Company's results of operations for fiscal 1998. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, net income and net earnings per common share would have decreased by $1,458,000 and $0.10 in fiscal 1998 and net loss and net loss per common share would have been increased by $940,000 and $0.07 in fiscal 1997 and $300,000 and $0.02 in fiscal 1996, respectively.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model, with the following weighted average assumptions used for grants in fiscal years 1998, 1997 and 1996:

                                                                         1998             1997              1996
                                                                         ----             ----              ----
                  Risk-free interest rate                                 5.8%             5.9%              6.2%
                  Expected option lives                                6.8 years        6.8 years         7.1 years
                  Expected volatility                                    51.5%            59.0%             59.2%
                  Expected dividend yield                                 0.8%             0.8%              0.5%

            The effect of applying SFAS No. 123 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

            Data with respect to stock options for fiscal years 1998, 1997 and 1996 is as follows:

                                                          1998                        1997                     1996
                                               --------------------------- -------------------------  ---------------------
                                                                  Weighted                 Weighted                Weighted
                                                                   Average                  Average                 Average
                                                                  Exercise                 Exercise                Exercise
                                                     Shares         Price      Shares        Price      Shares       Price
                                                     ------      ---------     ------      --------     ------     --------
                Outstanding at beginning of year   1,072,430       $  9.58  1,176,170        $15.30  1,091,395       $16.58
                Granted                              637,500          7.16    731,262          8.70    338,000        12.88
                Exercised                             (8,500)         5.62    (13,749)         7.65    (32,000)        4.82
                Canceled                            (516,507)        11.13   (821,253)        16.55   (221,225)       19.43
                                                   ---------                ---------                ---------
                Options outstanding at end of year 1,184,923          8.37  1,072,430          9.58  1,176,170        15.30
                                                   =========                =========                =========

                Options exercisable at end of year   439,801                  516,027                  589,102
                Weighted average fair-value of
                  options granted during the year      $3.78                    $4.94                    $8.08

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

            The following table sets forth a summary of the stock options outstanding at January 31, 1998:

                                      Options Outstanding                                         Options Exercisable
                                   --------------------------------------------------    --------------------------------
                                                 Weighted Average
                                                 Remaining
                   Range of          Number      Years of            Weighted Average      Number        Weighted Average
                Exercise price     Outstanding   Contractual Life     Exercise Price     Exercisable     Exercise Price
                --------------     -----------   ----------------     --------------     -----------     --------------
                $ 1.00 - $ 8.63      552,545         8.1                  $ 5.96           158,201           $ 6.84
                $ 8.94 - $ 9.88      522,053         7.7                  $ 9.15           177,850           $ 9.07
                $12.00 - $17.00       62,025         5.5                  $13.55            56,975           $13.58
                $19.25 - $22.38       48,300         5.8                  $20.93            46,775           $20.97
                                   ---------                                               -------

                $ 1.00 - $22.38    1,184,923         7.7                  $ 8.37           439,801           $10.12
                                   =========                                               =======

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            During fiscal 1997 and fiscal 1998, the Company granted Performance Share Awards that entitle certain officers to shares of the Company's common stock in fiscal 1999 and fiscal 2000 if the price of the common stock attains a "Target Price" (the average closing price of the Company's common stock for certain defined periods) between $10.00 and $15.00. If such Target Price is attained, the Company will grant between 82,750 and 165,500 shares of the Company's common stock, respectively, to the eligible officers.

(9)      Commitments and Contingent Liabilities
         Leases
            The Company leases its retail stores, computers, vehicles and certain of its offices and warehouse facilities. The Company also operates from leased premises under license agreements generally requiring payment of annual rentals contingent upon sales.

            The Company remains liable under certain leases and lease guaranties for premises previously leased by the Company for the operation of Parade of Shoes and Fayva footwear stores (the "Excess Property Leases"). The total liability under the Excess Property Leases is approximately $47.6 million as of January 31, 1998. The Company has reduced its actual liability by assigning or subleasing substantially all of the Excess Property Leases to unaffiliated third parties.

            At January 31, 1998, minimum rental commitments under operating leases are as follows:

                    Fiscal Year
                  ending January                        Net minimum rentals               Minimum sub-rentals
                  --------------                        -------------------               -------------------
                                                                           (in thousands)
                      1999                                $ 33,937                            $   511
                      2000                                  28,212                                472
                      2001                                  21,727                                180
                      2002                                  17,762                                 72
                      2003                                  12,868                                 42
                      Thereafter                            21,565                                  -
                                                           -------                             ------
                                                          $136,071                             $1,277
                                                           =======                              =====

            Rent expense for the years ended January 31, 1998, February 1, 1997 and February 3, 1996 was as follows:

                                                                     1998                  1997                  1996
                                                                     ----                  ----                  ----
                                                                                         (in thousands)
                      Minimum rentals                              $ 32,882              $ 49,167              $ 52,284
                      Contingent rentals                             51,611                83,084                93,289
                                                                    -------               -------               -------
                                                                     84,493               132,251               145,573
                      Less sublease rentals                             556                   317                   336
                                                                    -------               -------               -------
                         Net rentals                               $ 83,937              $131,934              $145,237
                                                                    =======               =======               =======

         Other Commitments and Contingencies
            The Company has employment agreements with certain of its officers under which it is committed to pay an aggregate of approximately $5.3 million through April, 2000.

            During fiscal 1996, the Company's Board of Directors adopted executive severance agreements, which create certain liabilities in the event of the termination of the covered executives within three years following either a change of control of the Company or the termination of certain key executives of the Company. The aggregate commitment amount under these executive severance agreements, should all thirteen covered employees be terminated, is approximately $2.7 million.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            At January 31, 1998 and February 1, 1997, the Company was contingently liable under letters of credit totaling $8.8 million and $11.2 million, respectively. These letters of credit, which have terms of one month to one year, are used primarily to collateralize the Company's obligations to third parties for the purchase of inventory. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks. No material loss is anticipated due to the non-performance by counterparties to these arrangements.

            On September 17, 1997, the Company settled a patent infringement lawsuit brought against the Company and Morse Shoe, Inc. by Susan Maxwell. Pursuant to the settlement agreement, both cases were dismissed with prejudice with no admissions of liability and the parties executed a mutual release of all claims. Under the terms of the settlement, the Company agreed to make payments to Ms. Maxwell of $4,137,000, in the aggregate, over a three-year period and in connection with the settlement, has recorded a one-time charge to earnings of $3.4 million ($2.1 million on an after-tax basis) during the third quarter of fiscal 1998 reflecting costs of the settlement not previously accrued for.

(10)     Stockholders' Equity
            The Board of Directors of the Company is authorized by vote or votes, from time to time adopted, to provide for the issuance of Preferred Stock in one or more series and to fix and state the voting powers, designations, preferences and relative participating, optional or other special rights of the shares of each series and the qualifications, limitations and restrictions thereof.

            On December 15, 1994, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement") designed to enhance the Company's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of common stock of the Company to shareholders of record as of the close of business on January 6, 1995. Each right entitles the holder to purchase from the Company a unit consisting of one ten thousandth (1/10,000) of a share of Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share, at a cash exercise price of $70 per unit, subject to adjustment, upon the occurrence of certain events as set forth in the Rights Agreement. These events include the earliest to occur of
            (i) the acquisition of 15% or more of the outstanding shares of common stock of the Company by any person or group, (ii) the commencement of a tender or exchange offer that would result upon its consummation in a person or a group becoming the beneficial owner of 15% or more of the outstanding common stock of the Company or (iii) the determination by the Board of Directors that any person is an "Adverse Person", as defined in the Rights Agreement. The Rights are not exercisable until or following the occurrence of one of the above events and will expire on December 14, 2004, unless previously redeemed or exchanged by the Company as provided in the Rights Agreement.

(11)     Principal Licensor
            Sales in licensed footwear departments operated under the Ames license agreement accounted for 15.4%, 10.5% and 9.4% of the Company's net sales in the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively. On a pro forma basis, excluding sales generated by the Company's SCOA and Parade of Shoes divisions, sales in Ames accounted for 15.9% of the Company's sales for the year ended January 31, 1998.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(12)     Segment Information
            The Company is a specialty retailer conducting business through retail stores in two business segments: apparel and footwear.
            Information about operations for each of these segments is summarized as follows:

                                                                                Year Ended
                                                         --------------------------------------------------------------
                                                         January 31, 1998       February 1, 1997       February 3, 1996
                                                         ----------------       ----------------       ----------------
                                                                               ($ in thousands)           (53 weeks)
            Apparel
                  Net sales                                    $309,500               $293,775                $263,322
                  Operating profit                               24,185                 24,123                  24,814
                  Identifiable assets                           132,335                116,859                 110,461
                  Depreciation and amortization                   6,747                  7,501                   6,973
                  Additions to property, equipment and
                      leasehold improvements                      6,660                  6,665                  10,461
            Footwear
                  Net sales                                    $282,651               $603,717                $757,091
                  Restructuring and other
                    non-recurring charges                             -               (122,309)                (69,300)
                  Litigation settlement charges                  (3,432)                     -                       -
                  Operating profit (loss)                        14,367               (144,744)                (51,768)
                  Identifiable assets                           112,935                178,126                 372,657
                  Depreciation and amortization                   4,715                 18,094                  20,524
                  Additions to property, equipment and
                      leasehold improvements                        718                  8,043                  13,271
            Consolidated
                  Net sales                                    $592,151               $897,492              $1,020,413
                  Restructuring and other
                    non-recurring charges                             -               (122,309)                (69,300)
                  Litigation settlement charges                  (3,432)                     -                       -
                  Operating profit (loss) before general
                      corporate expense                          38,552               (120,621)                (26,954)
                  General corporate expense                     (18,913)               (23,851)                (27,014)
                  Interest expense, net                         (13,388)               (12,802)                (10,457)

            Earnings (loss) before income taxes              $    6,251              $(157,274)               $(64,425)

            Identifiable assets                                $245,270               $294,985                $483,118
            Corporate assets                                     89,797                 93,556                  42,964

                  Total assets                                 $335,067               $388,541                $526,082

            Depreciation and amortization                     $  15,103               $ 29,430                $ 32,428

            Additions to property, equipment and
                leasehold improvements                        $   8,810               $ 16,421                $ 28,062


                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(13)     Selected Quarterly Financial Data (Unaudited)

                                                           First        Second       Third        Fourth
                                                           Quarter      Quarter      Quarter      Quarter         Total
                                                           -------      -------      -------      -------         ------
                                                                  (In thousands, except per share data)
         Year ended January 31, 1998
              Net sales                                   $137,350     $143,929    $139,148     $171,724        $592,151
              Gross profit                                  61,998       63,790      62,586       75,950         264,324
              Net earnings (loss)                         $    269     $  1,904    $ (1,383)    $  3,023        $  3,813
                                                          ========     ========     ========    ========       =========
              Earnings (loss) per common share:
                  Basic                                   $    .02     $    .14    $   (.10)    $    .22        $   0.27
                                                           =======      =======      =======     =======         =======
                  Diluted                                 $    .02     $    .14    $   (.10)    $    .22        $   0.27
                                                           =======      =======     =======      =======         =======

         Year ended February 1, 1997
              Net sales                                   $195,530     $231,805     $222,764    $247,393        $897,492
              Gross profit                                  90,621      101,427       96,184      67,013         355,245
              Net earnings (loss)                         $    826     $  1,486     $  1,418   $(115,158)      $(111,428)
                                                          ========     ========     ========    ========        ========
              Earnings (loss) per common share:
                  Basic                                  $     .06    $     .11    $     .10   $   (8.29)      $   (8.02)
                                                          ========     ========     ========    =========       ========
                  Diluted                                $     .06    $    .11     $     .10   $   (8.29)      $   (8.02)
                                                          ========     ========     ========    ========        ========

(14)     Advertising Costs

            Advertising costs are charged to expense as incurred. The Company incurred advertising costs of $11.7 million, $14.8 million and $20.5 million in the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

(15)     Supplemental Schedules to Consolidated Statements of Cash Flows

                                                                       1998                1997                   1996
                                                                       -----               ----                   ----

            Cash paid for interest                                   $13,545,337        $12,670,073            $11,069,341
            Cash paid for income taxes                                   272,104          1,168,901              2,039,089
            Income taxes refunded                                              -         (8,315,483)                     -
                                                                    ============         ==========             ==========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information appearing in the Proxy Statement under the captions "ELECTION OF DIRECTORS", "Information About Board of Directors and Committees", "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION", "Executive Compensation" and "Employment and Severance Arrangements" is incorporated herein by this reference.

Item 11.  EXECUTIVE COMPENSATION

    The information appearing in the Proxy Statement under the caption "Executive Compensation", "Employment and Severance Arrangements", "Information About Board of Directors and Committees" and "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION" is incorporated herein by this reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing in the Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and SECTION 16(a)
"BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by this reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information  appearing in the Proxy Statement under the caption "Certain
Relationships  and  Related   Transactions"  is  incorporated   herein  by  this
reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements. The following documents are filed as part of this report:

         1,2. The financial statements, notes thereto, and independent auditors' report listed in the Index to Consolidated Financial Statements set forth in Item 8.

         3.    Exhibits.  The Exhibits listed in the Exhibit Index.  Exhibits
               10.15 through 10.36 constitute all of the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

    (b)   Reports on Form 8-K.  None.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         J. Baker, Inc.
                                         (Registrant)



By/s/Sherman N. Baker                    By/s/Alan I. Weinstein
     Sherman N. Baker                    Alan I. Weinstein
     Chairman of the Board               President and
                                         Chief Executive Officer


By/s/Philip G. Rosenberg
     Philip G. Rosenberg
     Executive Vice President
     and Principal Financial Officer



April 22, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/Sherman N. Baker                      /s/J. Christopher Clifford
Sherman N. Baker, Director               J. Christopher Clifford, Director



/s/Ervin Cruce                           /s/Douglas Kahn
Ervin Cruce, Director                    Douglas Kahn, Director



/s/Harold Leppo                          /s/David Pulver
Harold Leppo, Director                   David Pulver, Director



/s/Melvin M. Rosenblatt                  /s/Nancy Ryan
Melvin M. Rosenblatt, Director           Nancy Ryan, Director



/s/Alan I. Weinstein
Alan I. Weinstein, Director


All as of April 22, 1998

                                    EXHIBITS

                                   Filed with

                           Annual Report on Form 10-K

                                       of

                                 J. BAKER, INC.

                               555 Turnpike Street
                                Canton, MA 02021

                       For the Year Ended January 31, 1998

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

     (.06)  Shareholder Rights Agreement between J. Baker, Inc. and Fleet                                         *
            National Bank of Massachusetts, dated as of December 15, 1994
            (filed  as  Exhibit  4.01 to the  Company's  Form 8-K  Report  dated
            December 15, 1994).





*    Incorporated herein by reference
**   Included herein

Exhibit                                                                                                    Page No.

     (.07)  Waiver Agreement and Amendment to Senior Subordinated Note Agreement                                  *
            between JBI, Inc. and Massachusetts Mutual Life Insurance Company and
            MassMutual Participation Investors ("MassMutual") dated February 24,
            1997 (filed as Exhibit  10.26 to the  Company's  Report on Form 10-K
            for the year ended February 1, 1997).

     (.08)  Guaranty Agreement of certain subsidiaries of the Company in favor of                                 *
            MassMutual dated as of March 13, 1997 (filed as Exhibit 10.27 to the
            Company's Report on Form 10-K for the year ended February 1, 1997).


10.  Material Contracts

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

     (.03)  License Agreement between Ames Department Stores, Inc., et al and                                     *
            JBI Holding Company, Inc. (filed as Exhibit 10.01 to the Company's
            Form 10-K Report for the year ended January 30, 1988).

     (.04)  Agreement between JBI Holding Company, Inc. and JBI, Inc. re:                                         *
            Assignment of Ames License Agreement (filed as Exhibit 10.02 to the Company's Form 10-K Report for the year ended January 30,
            1988).

     (.05)  Amendment No. 1 dated April 29, 1989 to Agreement between Ames                                        *
            Department Stores, Inc. and JBI Holding Company, Inc. (filed as
            Exhibit  10.04 to the  Company's  Form 10-Q  Report for the  quarter ended April 29, 1989).

     (.06)  Amendment No. 2 dated December 18, 1992, to Agreement between                                         *
            Ames Department Stores, Inc. and JBI Holding Company, Inc. (filed as  Exhibit  10.04 to the  Company's  Form 10-K  Report for the year ended January 30, 1993).

     (.07)  Guaranty and Indemnity Agreement dated April 28, 1989 between J.                                      *
            Baker, Inc. and Ames Department Stores, Inc. (filed as Exhibit
            10.05 to the Company's  Form 10-Q Report for the quarter ended April
            29, 1989).

     (.08)  Plan of Reorganization of The Casual Male Corporation dated                                           *
            November 1, 1990 as revised November 20, 1990 (filed as Exhibit
            2.01 to the Company's Form 10-Q Report for the quarter ended
            November 3, 1990).




*    Incorporated herein by reference
**   Included herein


Exhibit                                                                                                    Page No.

     (.09)  Credit Agreement by and among The Casual Male, Inc., TCM Holding                                     *
            Co., Inc., WGS Corp., TCMB&T, Inc. and J. Baker, Inc., and Fleet
            National Bank and BankBoston, N.A., et al, dated May 30, 1997 (filed as  Exhibit  10.01  to the  Company's  Report  on Form  10-Q for the
            quarter ended May 3, 1997).

     (.10)  First Amendment to Credit Agreement by and among The Casual Male,                                    **
            Inc., TCM Holding Co., Inc., WGS Corp., TCMB&T, Inc. and J. Baker,
            Inc.,  and Fleet  National Bank and  BankBoston,  N.A., et al, dated
            February 24, 1998, attached.

     (.11)  Second Amendment to Credit Agreement by and among The Casual Male,                                   **
            TCM Holding Co., Inc., WGS Corp., TCMB&T, Inc. and J. Baker, Inc.
            and Fleet National Bank and BankBoston, N.A., et al., dated April 2, 1998, attached.

     (.12)  Loan and Security Agreement between JBI, Inc., Morse Shoe, Inc.                                      *
            and JBI Holding Company, Inc., and BankBoston Retail Finance Inc.
            (formerly known as GBFC, Inc.) and Fleet National Bank, dated May 30,
            1997 (filed as Exhibit  10.02 to the  Company's  Report on Form 10-Q
            for the quarter ended May 3, 1997).

     (.13)  First Amendment to Loan and Security Agreement between JBI, Inc.,                                    **
            Morse Shoe, Inc. and JBI Holding Company, Inc., and BankBoston
            Retail Finance Inc. (formerly GBFC, Inc.) and Fleet National
            Bank, dated July 15, 1997, attached.

     (.14)  Second Amendment to Loan and Security Agreement between JBI, Inc., Morse                             **
            Shoe, Inc. and JBI Holding Company, Inc., and BankBoston Retail Finance Inc.
            (formerly known as GBFC, Inc.) and Fleet  National Bank, dated
            February 18, 1998, attached.

     (.15)  Executive Employment Agreement dated March 25, 1993 between                                           *
            Sherman N. Baker and J. Baker, Inc. (filed as Exhibit 10.01 to the Company's Form 10-Q Report for the quarter ended
            July 31, 1993).

     (.16)  Amendment to Employment Agreement between J. Baker, Inc. and                                          *
            Sherman N. Baker, dated March 31, 1995 (filed as Exhibit 4.10 to the Company's Form 10-K Report for the year ended January
            28, 1995).

     (.17)  Amendment to Employment Agreement between J. Baker, Inc. and                                          *
            Sherman N. Baker, dated March 31, 1996 (filed as Exhibit 10.09 to the Company's Form 10-K Report for the year ended February 3, 1996).

     (.18)  Third Amendment to Employment Agreement between J. Baker, Inc. and                                    *
            Sherman N. Baker dated as of March 31, 1997 (filed as Exhibit 10.10 to the Company's report on Form 10-K for the year ended February 1, 1997).




*    Incorporated herein by reference
**   Included herein


Exhibit                                                                                                    Page No.

     (.19)  Performance Share Award granted to Alan I. Weinstein dated March 26,                                  *
            1996 (filed as Exhibit 10.04 to the Company's Form 10-Q Report for the quarter ended August 3, 1996).

     (.20)  Executive Employment Agreement between J. Baker, Inc. and Alan I.                                     *
            Weinstein dated April 1, 1997 (filed as Exhibit 10.17 to the Company's
            Report on Form 10-K for the year ended February 1, 1997).

     (.21)  Amendment to Executive Employment Agreement between J. Baker, Inc.                                    *
            and Alan I. Weinstein, dated September 1,1997 (filed as Exhibit 10.06 to the Company's Form 10-Q Report for the quarter ended November 1, 1997).

     (.22)  Performance Share Award granted to James D. Lee dated October 18, 1996                                *
            (filed as Exhibit 10.01 to the Company's Form 10-Q Report for the
            quarter ended November 2, 1996).

     (.23)  Executive Employment Agreement dated as of April 1, 1997                                             *
            between James D. Lee and J. Baker, Inc.

     (.24)  Performance Share Award granted to James D. Lee, dated June 5, 1997                                   *
            (filed as Exhibit 10.02 to the Company's Report on Form 10-K for the
            quarter ended November 1, 1997).

     (.25)  Forgivable Promissory Note made by James D. Lee in favor of J. Baker,                                 *
            Inc., dated November 24, 1997 (filed as Exhibit 10.03 to the Company's
            Report on Form 10-Q for the quarter ended November 1, 1997).

     (.26)  First Amendment to Executive Employment Agreement between                                            **
            J. Baker, Inc. and James D. Lee, dated April 10, 1998, attached.

     (.27)  Performance Share Award granted to Philip G. Rosenberg dated October                                  *
            18, 1996 (filed as Exhibit 10.03 to the Company's Form 10-Q Report for the quarter ended November 2, 1996).

     (.28)  Executive Employment Agreement between J. Baker, Inc. and Philip G.                                   *
            Rosenberg, dated April 1, 1997 (filed as Exhibit 10.55 to the Company's
            Report on Form 10-K for the year ended February 1, 1997).

     (.29)  First Amendment to Executive Employment Agreement between J. Baker,                                  **
            Inc. and Philip G. Rosenberg, dated April 10, 1998, attached.

     (.30)  Executive Employment Agreement between J. Baker, Inc. and Stuart M.                                   *
            Glasser, dated September 15, 1997 (filed as Exhibit 10.04 to the Company's
             Report on Form 10-Q for the quarter ended November 1, 1997).

     (.31)  Performance Share Award granted to Stuart M. Glasser, dated                                           *
            September 15, 1997 (filed as Exhibit 10.05 to the Company's Report on Form
            10-Q for the quarter ended November 1, 1997).





*    Incorporated herein by reference
**   Included herein


Exhibit                                                                                                    Page No.

     (.32)  Executive Employment Agreement dated as of June 5, 1997 between Roger                                *
            Osborne and J. Baker, Inc. (filed as Exhibit 10.02 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997).

     (.33)  First Amendment to Executive Employment Agreement between J. Baker,                                  **
            Inc. and Roger J. Osborne dated April 10, 1998, attached.

     (.34)  J. Baker, Inc. Amended and Restated 1985 Stock Option Plan (filed                                     *
            as Exhibit 19.02 to the Company's Form 10-Q Report for the quarter ended August 1, 1992).

     (.35)  J. Baker, Inc. 1994 Equity Incentive Plan dated as of March 29,                                       *
            1994 (filed as Exhibit 10.23 to the Company's Form 10-K Report for the year ended January 29, 1994).

     (.36)  J. Baker, Inc. 1992 Directors Stock Option Plan dated as of                                           *
            April 13, 1992 (filed as Exhibit 19.03 to the Company's Form
            10-Q Report for the quarter ended August 1, 1992).

     (.37)  Stock Purchase Agreement by and among J. Baker, Inc. and Tishkoff                                     *
            Enterprises, Inc. and certain stockholders of Tishkoff Enterprises, Inc.
            dated November 19, 1993 (filed as Exhibit 2.01 to the Company's Form
            10-Q Report for the quarter ended October 30, 1993).

     (.38)  Mortgage and Security Agreement dated as of December 30, 1992 by                                      *
            and between JBI Holding Company, Inc. and Ames Department Stores,
            Inc. (filed as Exhibit 10.22 to the Company's Form 10-K Report for the year ended January 30, 1993).

     (.39)  Promissory Note dated as of December 30, 1992 made by Ames                                            *
            Department Stores, Inc. in favor of JBI Holding Company, Inc.
            (filed as Exhibit  4.14 to the  Company's  Form 10-K  Report for the
            year ended January 30, 1993).

     (.40)  Agreement and Plan of Reorganization by and among J. Baker, Inc.,                                     *
            Morse Acquisition, Inc. and Morse Shoe, Inc. dated October 22,
            1992,  as amended by Letter  Amendments  dated  December 7, 1992 and
            December 10, 1992 (filed as Exhibits 2.01-2.03 to the Company's Form
            10-Q Report for the quarter ended October 31, 1992).

     (.41)  Agreement of Merger among J. Baker, Inc., JBAK Acquisition Corp.                                      *
            and Tishkoff Enterprises, Inc. dated December 3, 1993 (filed as
            Exhibit 10.30 to the  Company's  Form 10-K Report for the year ended
            January 29, 1994).

     (.42)  Agency Agreement by and between Gordon Brothers Partners, Inc.                                        *
            and Morse Shoe, Inc., dated September 22, 1995 (filed as Exhibit
            10.01 to the  Company's  Form  10-Q  Report  for the  quarter  ended
            October 28, 1995).




*    Incorporated herein by reference
**   Included herein


Exhibit                                                                                                    Page No.

     (.43)  Mortgage, Assignment of Leases and Rents and Security Agreement from                                  *
            Morse Shoe, Inc. to Fleet National Bank dated as of June 21, 1996
            (filed as Exhibit  10.06 to the  Company's  Form 10-Q Report for the
            quarter ended August 3, 1996).

     (.44)  Mortgage, Assignment of Leases and Rents and Security Agreement from                                  *
            JBI, Inc. to Fleet National Bank dated as of June 21, 1996 (filed as
            Exhibit 10.07 to the Company's Form 10-Q Report for the quarter ended
            August 3, 1996).

     (.45)  Release and Discharge of Mortgage from Fleet National Bank as Agent                                   *
            with respect to the Canton, Massachusetts property dated December 27,
            1996 (filed as Exhibit 10.67 to the Company's Report on Form 10-K for
            the year ended February 1, 1997).

     (.46)  Release of Mortgage from Fleet National Bank as Agent with                                            *
            respect to the Columbus, Ohio property dated February 27, 1997, attached.

     (.47)  Mortgage and Security Agreement by JBAK Canton Realty, Inc. to                                        *
            The Chase Manhattan Bank dated as of December 30, 1996, attached.

11.         Statement re:  Computation of Net Earnings (Loss) Per Common                                         **
            Share, attached.

12.         Statement re:  Computation of Ratio of Earnings to Fixed Charges,                                    **
            attached.

21.         Subsidiaries of the Registrant, attached.                                                            **

23.         Consent of KPMG Peat Marwick LLP, attached.                                                          **

27.         Financial Data Schedule, attached.                                                                   **

















*     Incorporated herein by reference
**    Included herein