Form 10-Q
period 1998-05-02
BAKER J INC
filed 1998-06-02
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 2, 1998
                                                 -----------

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



         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to filing such reports for the past 90 days.

                                    YES [X] NO [  ]

         13,940,940 shares of common stock were outstanding on May 2, 1998.

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  May 2, 1998 (unaudited) and January 31, 1998

                                                                                        May 2,             January 31,
        Assets                                                                           1998                 1998
        ------                                                                         --------              -------

Current assets:
    Cash and cash equivalents                                                       $  1,086,156          $  3,995,995
    Accounts receivable:
        Trade, net                                                                    14,924,625             9,576,156
        Other                                                                          1,799,362             9,485,578
                                                                                      -----------          -----------
                                                                                      16,723,987            19,061,734
                                                                                      ----------           -----------

    Merchandise inventories                                                          172,193,582           159,407,002
    Prepaid expenses                                                                   6,940,366             4,418,171
    Deferred income taxes, net                                                         4,900,000             5,230,000
                                                                                      ----------           -----------
             Total current assets                                                    201,844,091           192,112,902
                                                                                     -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                19,532,487            19,532,487
    Furniture, fixtures and equipment                                                 74,854,627            72,359,381
    Leasehold improvements                                                            25,849,506            24,832,306
                                                                                     -----------           -----------
                                                                                     120,236,620           116,724,174
    Less accumulated depreciation and amortization                                    47,265,260            44,595,098
                                                                                     -----------           -----------
             Net property, plant and equipment                                        72,971,360            72,129,076
                                                                                     -----------           -----------

Deferred income taxes, net                                                            55,254,380            55,950,000
Other assets, at cost, less accumulated amortization                                  11,951,202            14,875,434
                                                                                     -----------           -----------
                                                                                    $342,021,033          $335,067,412
                                                                                     ===========           ===========
        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
    Current portion of long-term debt                                               $  2,073,091          $  2,060,387
    Accounts payable                                                                  48,554,703            52,108,352
    Accrued expenses                                                                  13,540,290            14,176,048
    Income taxes payable                                                                 929,365               979,560
                                                                                    ------------           -----------
             Total current liabilities                                                65,097,449            69,324,347
                                                                                     -----------           -----------

Other liabilities                                                                      4,081,060             4,229,800
Long-term debt, net of current portion                                               126,663,893           114,407,640
Senior subordinated debt                                                                       -             1,490,111
Convertible subordinated debt                                                         70,353,000            70,353,000

Stockholders' equity                                                                  75,825,631            75,262,514
                                                                                     -----------           -----------
                                                                                    $342,021,033          $335,067,412
                                                                                     ===========           ===========





See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
               For the quarters ended May 2, 1998 and May 3, 1997
                                   (Unaudited)

                                                                            Quarter                   Quarter
                                                                             Ended                     Ended
                                                                           May 2, 1998               May 3, 1997
                                                                           -----------               -----------

Net sales                                                                 $126,636,564              $137,350,261

Cost of sales                                                               68,312,559                75,352,452
                                                                           -----------               -----------

      Gross profit                                                          58,324,005                61,997,809

Selling, administrative and general expenses                                50,782,456                55,694,829

Depreciation and amortization                                                3,098,046                 2,653,393
                                                                            ----------                ----------

      Operating income                                                       4,443,503                 3,649,587

Net interest expense                                                         3,597,160                 3,207,576
                                                                           -----------               -----------

      Earnings before income taxes                                             846,343                   442,011

Income tax expense                                                             330,000                   173,000
                                                                           -----------               -----------

      Net earnings                                                        $    516,343              $    269,011
                                                                           ===========               ===========

Net earnings per common share:
      Basic                                                               $       0.04             $        0.02
                                                                           ===========              ============
      Diluted                                                             $       0.04             $        0.02
                                                                           ===========              ============

Number of shares used to compute net earnings per common share:
      Basic                                                                 13,920,294                13,892,969
                                                                           ===========               ===========
      Diluted                                                               14,064,373                13,931,335
                                                                           ===========               ===========

Dividends declared per share                                              $      0.015             $       0.015
                                                                           ===========              ============












See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the quarters ended May 2, 1998 and May 3, 1997
                                   (Unaudited)

                                                                          May 2, 1998                May 3, 1997
                                                                          -----------                -----------
Cash flows from operating activities:
    Net earnings                                                         $    516,343               $    269,011
    Adjustments to reconcile net earnings to net cash
      used in operating activities:
       Depreciation and amortization:
           Fixed assets                                                     2,670,162                  2,459,480
           Deferred charges, intangible assets and
             deferred financing costs                                         429,853                    203,588
       Deferred income taxes, net                                           1,025,620                          -
       Grants of performance share awards                                     255,563                          -
       Change in:
           Accounts receivable                                              2,337,747                 (3,889,958)
           Merchandise inventories                                        (12,786,580)               (26,620,927)
           Prepaid expenses                                                (2,393,160)                (2,070,170)
           Accounts payable                                                (3,553,649)                 1,115,605
           Accrued expenses                                                  (635,758)               (12,844,928)
           Income taxes payable/receivable                                    (50,195)                    85,233
           Other liabilities                                                 (110,913)                   143,424
                                                                         ------------                -----------
               Net cash used in operating activities                      (12,294,967)               (41,149,642)
                                                                         ------------                -----------

Cash flows from investing activities: Capital expenditures for:
       Property, plant and equipment                                       (3,512,446)                (2,829,111)
       Other assets                                                          (486,017)                  (148,464)
    Payments received on notes receivable                                           -                    725,000
    Proceeds from sales of footwear businesses                              2,902,335                 58,630,247
                                                                          -----------                 ----------
              Net cash provided by (used in) investing activities          (1,096,128)                56,377,672
                                                                          -----------                -----------

Cash flows from financing activities:
    Repayment of senior debt                                               (1,500,000)                (1,500,000)
    Proceeds from (repayment of) other long-term debt                      12,404,379                (15,100,000)
    Repayment of mortgage payable                                            (135,422)                  (123,808)
    Payment of mortgage escrow, net                                           (78,912)                   (78,912)
    Proceeds from issuance of common stock, net of retirements                      -                     11,856
    Payment of dividends                                                     (208,789)                  (208,398)
                                                                          -----------                 ----------
              Net cash provided by (used in) financing activities          10,481,256                (16,999,262)
                                                                          -----------               ------------

              Net decrease in cash                                         (2,909,839)                (1,771,232)

Cash and cash equivalents at beginning of year                              3,995,995                  3,969,116
                                                                          -----------                -----------

Cash and cash equivalents at end of period                               $  1,086,156               $  2,197,884
                                                                          ===========                ===========

Supplemental disclosure of cash flow information Cash paid for:
    Interest                                                             $  2,398,464               $  2,032,569
    Income taxes                                                               50,195                     87,767
    Income taxes refunded                                                    (876,349)                         -
                                                                           ==========               ============

Schedule of non-cash financing activity:
    Common stock issued for performance share awards                          255,563                          -
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

2] In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" ("EPS"), which the Company adopted in fiscal 1998. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to all dilutive potential common shares, that were outstanding during the period.

      For the quarters ended May 2, 1998 and May 3, 1997, the calculation of diluted earnings per common share includes the dilutive effect of outstanding stock options and warrants. Also included in the calculation of diluted earnings per common share is the dilutive effect of performance share awards for the quarter ended May 2, 1998. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for the quarters ended May 2, 1998 and May 3, 1997 because its effect would be antidilutive. All net earnings per common share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

      Net earnings and shares used to compute net earnings per common share, basic and diluted, are reconciled below:

                                                                    May 2, 1998             May 3, 1997
                                                                    -----------             -----------

         Net earnings, basic and diluted                             $   516,343            $   269,011
                                                                      ==========             ==========
         Weighted average common shares:

         Basic                                                        13,920,294             13,892,969
             Effect of dilutive securities:
                   Stock options and performance share awards            144,079                 38,366
                                                                     -----------            -----------
         Diluted                                                      14,064,373             13,931,335
                                                                      ==========             ==========

3] The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective February 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income be separately classified in the financial statements. As the Company has no other comprehensive income in the current period, nor does it have accumulated other comprehensive income from prior periods, adoption of SFAS No. 130 has no effect on the Company's financial statements.

4] In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes new standards for reporting information about operating segments. Current financial statements are presented substantially in accordance with SFAS No. 131.

5] In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities". The SOP, which is effective for fiscal years beginning after December 15, 1998, requires entities to expense as incurred all start-up and pre-opening costs that are not otherwise capitalizable as long-lived assets. Restatement of previously issued annual financial statements is not permitted by the SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company believes the adoption of this SOP will not have a material impact on its financial statements.

6] During the fourth quarter of fiscal 1997, the Company restructured its footwear operations. In connection with the restructuring, the Company downsized its Licensed Discount footwear division, and in March, 1997, completed the sales of its Shoe Corporation of America ("SCOA") and Parade of Shoes divisions.

      On March 5, 1997, the Company announced it had sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis
B. Tishkoff, President of SCOA, and certain members of SCOA management. Net cash proceeds from the transaction of approximately $40.0 million were used to pay down the Company's bank debt. Sales in the Company's SCOA division totaled $9.5 million for the quarter ended May 3, 1997.

      On March 10, 1997, the Company completed the sale of its Parade of Shoes division to Payless ShoeSource, Inc. of Topeka, Kansas. Net cash proceeds from the transaction of approximately $20.0 million were used to pay down the Company's bank debt. Sales in the Company's Parade of Shoes division totaled $8.2 million for the quarter ended May 3, 1997.

7] On May 30, 1997, the Company replaced its $145 million credit facility by obtaining two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc. One facility, which finances the Company's apparel businesses, was a $100 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. (the "Apparel Credit Facility"). The Apparel Credit Facility is secured by all of the capital stock of The Casual Male, Inc. and three other subsidiaries of the Company. The aggregate commitment amount under The Apparel Credit Facility was reduced from $100 million to $90 million on December 31, 1997, by amendment was increased to $95 million on April 3, 1998 and will automatically be reduced by $10 million on each of December 31, 1998 and December 31, 1999. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 31, 2000.

      To finance its Licensed Discount footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of JBI, Inc. and Morse Shoe, Inc., with BankBoston Retail Finance Inc. (formerly known as GBFC, Inc.) and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment amount under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

8] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company relative to the carrying values of the Company's Bradlees-related assets will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the quarter ended May 2, 1998 were $9.4 million.

9] On September 17, 1997, the Company settled a patent infringement lawsuit brought against the Company and Morse Shoe, Inc., a subsidiary of the Company, by Susan Maxwell. Pursuant to the settlement agreement, both cases were dismissed with prejudice with no admissions of liability and the parties executed a mutual release of all claims. Under the terms of the settlement, the Company agreed to make payments to Ms. Maxwell of $4,137,000, in the aggregate, over a three-year period and in connection with the settlement, recorded a one-time charge to earnings of $3.4 million ($2.1 million on an after-tax basis) during the third quarter of fiscal 1998 reflecting costs of the settlement not previously accrued for.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

STATEMENTS MADE OR INCORPORATED INTO THIS QUARTERLY REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND WORDS OF SIMILAR IMPORT, WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 10 OF THIS QUARTERLY REPORT.

All references herein to fiscal 1999 and 1998 relate to the years ending January 30, 1999 and January 31, 1998, respectively.

Results of Operations

           First Quarter Fiscal 1999 versus First Quarter Fiscal 1998

         The Company's net sales decreased by $10.7 million to $126.7 million in the first quarter of fiscal 1999 from $137.4 million in the first quarter of fiscal 1998, primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997. Sales in the Company's apparel operations increased by $5.9 million primarily due to an increase in the number of Casual Male Big & Tall stores in operation during the first quarter of fiscal 1999 over the first quarter of fiscal 1998 and a 5.1% increase in comparable apparel store sales (Comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods). Excluding net sales in the Company's SCOA and Parade of Shoes businesses of $17.7 million for the quarter ended May 3, 1997, sales in the Company's footwear operations increased by $1.1 million, primarily due to a 4.6% increase in comparable retail footwear store sales (Comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed footwear departments which were open in corresponding weeks of the two comparison periods.)

         The Company's cost of sales constituted 53.9% of sales in the first quarter of fiscal 1999 as compared to 54.9% of sales in the first quarter of fiscal 1998. Cost of sales in the Company's apparel operations was 51.4% of sales in the first quarter of fiscal 1999 as compared to 52.7% of sales in the first quarter of fiscal 1998. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales, partially offset by a lower initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 57.3% of sales in the first quarter of fiscal 1999, as compared to 56.8% of sales in the first quarter of fiscal 1998. Cost of sales in the Company's Licensed Discount division was 57.3% of sales in the first quarter of fiscal 1999, as compared to 57.9% of sales in the first quarter of fiscal 1998. The decrease in such percentage was primarily attributable to a higher initial markup on merchandise purchases, partially offset by higher markdowns as a percentage of sales.

         Selling, administrative and general expenses decreased $4.9 million, or 8.8%, to $50.8 million in the first quarter of fiscal 1999 from $55.7 million in the first quarter of fiscal 1998, primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997. As a percentage of sales, selling, administrative and general expenses were 40.1% of sales in the first quarter of fiscal 1999, as compared to 40.5% of sales in the first quarter of fiscal 1998. Selling, administrative and general expenses in the Company's apparel operations were 41.7% of sales in the first quarter of fiscal 1999 as compared to 41.2% of sales in the first quarter of fiscal 1998. This increase was primarily due to a higher corporate overhead allocation, as a portion of these costs in the first quarter of fiscal 1998 were allocated to the divested SCOA and Parade of Shoes divisions. Selling, administrative and general expenses in the Company's footwear operations were 38.0% of sales in the first quarter of fiscal 1999 as compared to 39.9% of sales in the first quarter of fiscal 1998. This decrease was primarily due to the increased proportion of Licensed Discount shoe department sales to total footwear sales in the first quarter of fiscal 1999 versus the first quarter of fiscal 1998. The Company's Licensed Discount shoe division has lower selling, administrative and general expenses as a percentage of sales than the aggregate selling, administrative and general expenses as a percentage of sales in the divested SCOA and Parade of Shoes divisions.

         Depreciation and amortization expense increased by $445,000 to $3.1 million in the first quarter of fiscal 1999 from $2.7 million in the first quarter of fiscal 1998, primarily due to an increase in depreciable and amortizable assets.

         As a result of the above, the Company's operating income increased to $4.4 million in the first quarter of fiscal 1999 from $3.6 million in the first quarter of fiscal 1998. As a percentage of sales, operating income was 3.5% in the first quarter of fiscal 1999 as compared to 2.7% in the first quarter of fiscal 1998.

         Net interest expense increased by $390,000 to $3.6 million in the first quarter of fiscal 1999 from $3.2 million in the first quarter of fiscal 1998, primarily due to a change in the Company's method of financing foreign merchandise purchases with bank borrowings for the first quarter of fiscal 1999 versus the use of bankers' acceptances in the first quarter of fiscal 1998, partially offset by lower interest rates on bank borrowings and lower levels of bank borrowings in the first quarter of fiscal 1999 versus the first quarter of fiscal 1998.

         Taxes on earnings for the first quarter of fiscal 1999 were $330,000, yielding an effective tax rate of 39.0%, as compared to taxes on earnings of $173,000, yielding an effective tax rate of 39.1%, in the first quarter of fiscal 1998.

     Net earnings for the first quarter of fiscal 1999 were $516,000, as compared to net earnings of $269,000 in the first quarter of fiscal 1998, an increase of 91.9%.

Financial Condition

                       May 2, 1998 versus January 31, 1998

         The decrease in accounts receivable at May 2, 1998 from January 31, 1998 was primarily due to the receipt of litigation settlement proceeds, partially offset by an increase in trade receivables due to seasonal factors, licensed footwear department sales in April being higher than licensed footwear department sales in January.

     The increase in merchandise inventories at May 2, 1998 from January 31, 1998 was primarily due to a seasonal increase in the average inventory level per location.

         The decrease in other assets at May 2, 1998 was primarily due to the receipt of funds held in escrow related to the sales of the footwear businesses.

         The decrease in accounts payable at May 2, 1998 from January 31, 1998 was primarily due to an increase in direct import merchandise purchases, which are paid for sooner than domestic merchandise purchases. The ratio of accounts payable to merchandise inventory was 28.2% at May 2, 1998, as compared to 32.7% at January 31, 1998 and 35.1% at May 3, 1997.

         The increase in long-term debt, net of current portion, at May 2, 1998 from January 31, 1998 was primarily due to additional bank borrowings to meet seasonal working capital needs and to fund capital expenditures.

Liquidity and Capital Resources

         On May 30, 1997, the Company replaced its $145 million credit facility by obtaining two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc. One facility, which finances the Company's apparel businesses, was a $100 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. (the "Apparel Credit Facility"). The Apparel Credit Facility is secured by all of the capital stock of The Casual Male, Inc. and three other subsidiaries of the Company. The aggregate commitment under the Apparel Credit Facility was reduced from $100 million to $90 million on December 31, 1997, by amendment was increased to $95 million on April 3, 1998, and will automatically be reduced by $10 million on each of December 31, 1998 and December 31, 1999. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 31, 2000.

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

         As of May 2, 1998, the Company had aggregate borrowings outstanding under its Apparel Credit Facility and its Footwear Credit Facility totaling $82.8 million and $38.9 million, respectively, consisting of loans and obligations under letters of credit.

         Net cash used in operating activities for the first quarter of fiscal 1999 was $12.3 million, as compared to net cash used in operating activities of $41.1 million in the first quarter of fiscal 1998. The $28.8 million change was primarily due to higher expenditures for inventory and payments related to the restructuring of the Company's footwear operations in the first quarter of fiscal 1998 versus the first quarter of fiscal 1999.

         Net cash used in investing activities for the first quarter of fiscal 1999 was $1.1 million, as compared to net cash provided by investing activities of $56.4 million in the first quarter of fiscal 1998. The $57.5 million change was primarily due to the receipt of $58.6 million in proceeds from the sales of the SCOA and Parade of Shoes businesses in the first quarter of fiscal 1998.

         Net cash provided by financing activities for the first quarter of fiscal 1999 was $10.5 million, as compared to net cash used in financing activities of $17.0 million in the first quarter of fiscal 1998. The $27.5 million change was primarily due to the borrowing of $12.4 million under the Company's revolving lines of credit during the first quarter of fiscal 1999 versus the repayment of $15.1 million in bank borrowings during the first quarter of fiscal 1998.

         The  Company   invested  $3.5  million  and  $2.8  million  in  capital
expenditures during the first quarters of fiscal 1999 and fiscal 1998, respectively. The Company's capital expenditures generally relate to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

         Following is a table showing actual and planned store openings by division for fiscal 1999:

                                    Actual Openings                  Planned Openings                 Total
                                      First Quarter               Second through Fourth          Actual/Planned
         Division                      Fiscal 1999                 Quarters Fiscal 1999              Openings
         --------                      -----------                 --------------------              --------

         Casual Male                        3                               7                           10
         Work 'n Gear                       1                               0                            1
         Licensed                           7                              21                           28

         Offsetting the above actual and planned store openings, the Company closed 3 Casual Male stores and 9 Licensed Discount footwear departments during the first quarter of fiscal 1999. The Company has plans to close approximately an additional 3 Casual Male stores and one Licensed Discount footwear department during the second through fourth quarters of fiscal 1999.

         The Company believes that amounts available under its revolving credit facilities, along with other potential sources of funds and cash flows from operations, will be sufficient to meet its operating and capital requirements for the foreseeable future. From time to time, the Company evaluates potential acquisition candidates in pursuit of strategic initiatives and growth goals in niche apparel markets. Financing of potential acquisitions will be determined based on the financial condition of the Company at the time of such acquisitions, and may include borrowings under current or new commercial credit facilities or the issuance of publicly issued or privately placed debt or equity securities.

Certain Factors That May Affect Future Results

         The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, availability of credit, interest rates, the impact of competition and pricing, the weather, the financial condition of the retailers in whose stores the Company operates licensed footwear departments, changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at
appropriate  terms,   ability  to  hire  and  train  associates  and  Year  2000 conversion.

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

Date:    Canton, Massachusetts
         June 2, 1998




                                      By:/s/Philip Rosenberg
                                      Philip Rosenberg
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer


Date:    Canton, Massachusetts
         June 2, 1998

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                              -------------------


                                    EXHIBITS

                                   Filed with

                          Quarterly Report on Form 10-Q

                                       of

                                 J. BAKER, INC.

                               555 Turnpike Street

                                Canton, MA 02021

                        For the Quarter ended May 2, 1998

                                  EXHIBIT INDEX

Exhibit                                                                                                   Page No.



10.  Material Contracts

     (.01)  Fourth Amendment to Employment Agreement between Sherman                                            *
            N. Baker and J. Baker, Inc., dated March 31, 1998, attached.

     (.02)  Second Amendment to Employment Agreement between Alan                                               *
            I. Weinstein and J. Baker, Inc., dated March 31, 1998, attached.


11.  Computation of Net Earnings Per Common Share, attached.                                                    *


27.  Financial Data Schedule                                                                                    **











*           Included herein
** This exhibit has been filed with the Securities and Exchange Commission as part of J. Baker, Inc.'s electronic submission of this Form 10-Q under EDGAR filing requirements. It has not been included herein.