Form 10-Q
period 1998-08-01
BAKER J INC
filed 1998-09-14
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 1, 1998

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

                                YES  [ X ]        NO   [   ]

         14,059,013 shares of common stock were outstanding on August 1, 1998.

                        J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 August 1, 1998 (unaudited) and January 31, 1998

                                                                                        August 1,          January 31,
        Assets                                                                          1998                  1998
        ------                                                                         -------               -----

Current assets:
    Cash and cash equivalents                                                       $  1,335,057          $  3,995,995
    Accounts receivable:
        Trade, net                                                                    14,662,428             9,576,156
        Other                                                                          2,673,884             9,485,578
                                                                                     -----------           -----------
                                                                                      17,336,312            19,061,734
                                                                                      ----------           -----------

    Merchandise inventories                                                          178,068,353           159,407,002
    Prepaid expenses                                                                   7,600,289             4,418,171
    Deferred income taxes, net                                                         3,241,000             5,230,000
                                                                                      ----------           -----------
             Total current assets                                                    207,581,011           192,112,902
                                                                                     -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                19,532,487            19,532,487
    Furniture, fixtures and equipment                                                 76,501,236            72,359,381
    Leasehold improvements                                                            26,162,508            24,832,306
                                                                                     -----------           -----------
                                                                                     122,196,231           116,724,174
    Less accumulated depreciation and amortization                                    50,355,113            44,595,098
                                                                                     -----------           -----------
             Net property, plant and equipment                                        71,841,118            72,129,076
                                                                                     -----------           -----------

Deferred income taxes, net                                                            55,254,380            55,950,000
Other assets, at cost, less accumulated amortization                                  11,532,276            14,875,434
                                                                                     -----------           -----------
                                                                                    $346,208,785          $335,067,412
                                                                                     ===========           ===========
        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
    Current portion of long-term debt                                               $  2,080,149          $  2,060,387
    Accounts payable                                                                  44,452,808            52,108,352
    Accrued expenses                                                                  13,149,751            14,176,048
    Income taxes payable                                                                 895,272               979,560
                                                                                    ------------           -----------
             Total current liabilities                                                60,577,980            69,324,347
                                                                                     -----------           -----------

Other liabilities                                                                      3,855,274             4,229,800
Long-term debt, net of current portion                                               132,043,528           114,407,640
Senior subordinated debt                                                                       -             1,490,111
Convertible subordinated debt                                                         70,353,000            70,353,000

Stockholders' equity                                                                  79,379,003            75,262,514
                                                                                     -----------           -----------
                                                                                    $346,208,785          $335,067,412
                                                                                     ===========           ===========

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
            For the quarters ended August 1, 1998 and August 2, 1997
                                   (Unaudited)

                                                                             Quarter                  Quarter
                                                                               Ended                    Ended
                                                                        August 1, 1998            August 2, 1997
                                                                        --------------            --------------

Net sales                                                                 $146,496,325              $143,929,357

Cost of sales                                                               79,698,372                80,139,384
                                                                           -----------               -----------

      Gross profit                                                          66,797,953                63,789,973

Selling, administrative and general expenses                                55,300,865                53,926,913

Depreciation and amortization                                                3,606,440                 3,500,451
                                                                            ----------                ----------

      Operating income                                                       7,890,648                 6,362,609

Net interest expense                                                         3,637,483                 3,242,501
                                                                           -----------               -----------

      Earnings before income taxes                                           4,253,165                 3,120,108

Income tax expense                                                           1,659,000                 1,216,000
                                                                           -----------               -----------

      Net earnings                                                        $  2,594,165              $  1,904,108
                                                                           ===========               ===========

Net earnings per common share:
      Basic                                                               $       0.19              $       0.14
                                                                           ===========               ===========
      Diluted                                                             $       0.18              $       0.14
                                                                           ===========               ===========

Number of shares used to compute net earnings per common share:
      Basic                                                                 13,979,160                13,912,934
                                                                           ===========               ===========
      Diluted                                                               14,371,746                13,943,866
                                                                           ===========               ===========

Dividends declared per share                                              $      0.015              $      0.015
                                                                           ===========               ===========

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
           For the six months ended August 1, 1998 and August 2, 1997
                                   (Unaudited)


                                                                        August 1, 1998            August 2, 1997
                                                                        --------------            --------------

Net sales                                                                 $273,132,889              $281,279,618

Cost of sales                                                              148,010,931               155,491,836
                                                                           -----------              ------------

      Gross profit                                                         125,121,958               125,787,782

Selling, administrative and general expenses                               106,083,321               109,621,742

Depreciation and amortization                                                6,704,486                 6,153,844
                                                                            ----------                ----------

      Operating income                                                      12,334,151                10,012,196

Net interest expense                                                         7,234,643                 6,450,077
                                                                           -----------               -----------

      Earnings before income taxes                                           5,099,508                 3,562,119

Income tax expense                                                           1,989,000                 1,389,000
                                                                           -----------               -----------

      Net earnings                                                        $  3,110,508              $  2,173,119
                                                                           ===========               ===========

Net earnings per common share:
      Basic                                                               $       0.22              $       0.16
                                                                           ===========               ===========
      Diluted                                                             $       0.22              $       0.16
                                                                           ===========               ===========

Number of shares used to compute net
      earnings per common share:
      Basic                                                                 13,949,728                13,902,952
                                                                           ===========               ===========
      Diluted                                                               14,205,567                13,936,979
                                                                           ===========               ===========

Dividends declared per share                                              $      0.030              $      0.030
                                                                           ===========               ===========

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           For the six months ended August 1, 1998 and August 2, 1997
                                (Unaudited)

                                                                       August 1, 1998             August 2, 1997
                                                                       --------------             --------------
Cash flows from operating activities:
    Net earnings                                                         $  3,110,508             $  2,173,119
    Adjustments to reconcile net earnings to net cash
      used in operating activities:
       Depreciation and amortization:
           Fixed assets                                                     5,760,015                5,701,470
           Deferred charges, intangible assets and
             deferred financing costs                                         948,427                  471,724
       Deferred income taxes, net                                           2,684,620                1,389,000
       Grants of performance share awards                                     255,563                        -
       Change in:
           Accounts receivable                                              2,744,172                 (931,947)
           Merchandise inventories                                        (18,661,351)             (25,112,428)
           Prepaid expenses                                                (3,182,118)              (3,618,588)
           Accounts payable                                                (7,655,544)              (8,285,432)
           Accrued expenses                                                (1,026,297)             (16,671,451)
           Income taxes payable/receivable                                    (84,288)                (181,783)
           Other liabilities                                                 (308,761)                  36,908
                                                                         ------------              -----------
               Net cash used in operating activities                      (15,415,054)             (45,029,408)
                                                                         ------------              -----------

Cash flows from investing activities:
    Capital expenditures for:
       Property, plant and equipment                                       (5,472,057)              (4,180,626)
       Other assets                                                          (542,198)              (1,313,109)
    Payments received on notes receivable                                           -                1,450,000
    Proceeds from sales of footwear businesses                              2,902,335               60,134,835
                                                                          -----------              -----------
              Net cash provided by (used in) investing activities          (3,111,920)              56,091,100
                                                                          -----------              -----------

Cash flows from financing activities:
    Repayment of senior debt                                               (1,500,000)              (1,500,000)
    Proceeds from (repayment of) other long-term debt                      17,935,497              (11,287,947)
    Repayment of mortgage payable                                            (279,847)                (250,422)
    Payment of mortgage escrow, net                                           (21,281)                 (47,076)
    Proceeds from issuance of common stock, net of retirements                151,342                  183,646
    Payment of dividends                                                     (419,675)                (417,113)
                                                                          -----------              -----------
              Net cash provided by (used in) financing activities          15,866,036              (13,318,912)
                                                                          -----------              -----------

              Net decrease in cash                                         (2,660,938)              (2,257,220)

Cash and cash equivalents at beginning of year                              3,995,995                3,969,116
                                                                          -----------               ----------

Cash and cash equivalents at end of period                               $  1,335,057              $ 1,711,896
                                                                          ===========               ==========

Supplemental disclosure of cash flow information Cash paid for:
    Interest                                                             $  7,250,060              $ 6,550,521
    Income taxes                                                               84,288                  181,783
    Income taxes refunded                                                    (914,478)                       -
                                                                           ==========            =============

Schedule of non-cash financing activity:
    Common stock issued for performance share awards                          255,563                        -
    Stock issued for executive stock plans in exchange for
       notes receivable                                                     1,018,750                        -
                                                                           ==========            =============

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

      For the quarters and six months ended August 1, 1998 and August 2, 1997, the calculation of diluted earnings per common share includes the dilutive effect of outstanding stock options and warrants. Also included in the calculation of diluted earnings per common share is the dilutive effect of performance share awards for the quarter and six months ended August 1, 1998. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for the quarters and six months ended August 1, 1998 and August 2, 1997 because its effect would be antidilutive. All net earnings per common share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

      Net earnings and shares used to compute net earnings per common share, basic and diluted, are reconciled below:

                                                             Quarters Ended                  Six Months Ended
                                                    -------------------------------      --------------------------
                                                      August 1,          August 2,         August 1,      August 2,
                                                         1998              1997              1998          1997
                                                         ----              ----              ----          ----
         Net earnings, basic and diluted             $ 2,594,165       $ 1,904,108       $ 3,110,508    $ 2,173,119
                                                      ==========        ==========        ==========     ==========
         Weighted average common shares:
         Basic                                        13,979,160        13,912,934        13,949,728     13,902,952
             Effect of dilutive securities:
                 Stock options and performance
                      share awards                       392,586            30,932           255,839         34,027
                                                      ----------        ----------        ----------     ----------
         Diluted                                      14,371,746        13,943,866        14,205,567     13,936,979
                                                      ==========        ==========        ==========     ==========

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

4] In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for the Company's fiscal year ending January 30, 1999 (fiscal 1999). SFAS No. 131 establishes new standards for reporting information about operating segments. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements. The Company will adopt the provisions of this standard in the fourth quarter of fiscal 1999.

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

6] During the fourth quarter of fiscal 1997, the Company restructured its footwear operations. In connection with the restructuring, the Company downsized its JBI Footwear division (formerly known as the Licensed Discount footwear division), and in March, 1997, completed the sales of its Shoe Corporation of America ("SCOA") and Parade of Shoes divisions.

      On March 5, 1997, the Company announced it had sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis
B. Tishkoff, President of SCOA, and certain members of SCOA management. Net cash proceeds from the transaction of approximately $40.0 million were used to pay down the Company's bank debt. Sales in the Company's SCOA division totaled $9.5 million for the six months ended August 2, 1997.

      On March 10, 1997, the Company completed the sale of its Parade of Shoes division to Payless ShoeSource, Inc. of Topeka, Kansas. Net cash proceeds from the transaction of approximately $20.0 million were used to pay down the Company's bank debt. Sales in the Company's Parade of Shoes division totaled $8.2 million for the six months ended August 2, 1997.

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

      To finance its JBI Footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of JBI, Inc. and Morse Shoe, Inc., with BankBoston Retail Finance Inc. (formerly known as GBFC, Inc.) and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment amount under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

8] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) that agreement. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York. A hearing on the Disclosure Statement is scheduled for September 17, 1998. If the license agreement is assumed, Bradlees must cure all defaults under the agreement and the Company will collect in full the outstanding past due receivable. Although the Company believes that the rejection of the license agreement or the cessation of Bradlees' business is not probable, in the event that the agreement is rejected or Bradlees does not continue in business, the Company believes it will have a substantial claim for damages. If such a claim is necessary, the amount realized by the Company relative to the carrying values of the Company's Bradlees-related assets will be based on the relevant facts and circumstances. The Company does not expect this filing under the Bankruptcy Code to have a material adverse effect on future earnings. The Company's sales in the Bradlees chain for the quarter and six months ended August 1, 1998 were $12.4 million and $21.8 million, respectively.

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

STATEMENTS MADE OR INCORPORATED INTO THIS QUARTERLY REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND WORDS OF SIMILAR IMPORT, WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 12 OF THIS QUARTERLY REPORT.

All references herein to fiscal 1999 and 1998 relate to the years ending January 30, 1999 and January 31, 1998, respectively.

Results of Operations

     First Six Months of Fiscal 1999 versus First Six Months of Fiscal 1998

         The Company's net sales decreased by $8.2 million to $273.1 million in the first six months of fiscal 1999 from $281.3 million in the first six months of fiscal 1998. Sales in the Company's apparel operations increased by $12.2 million primarily due to a 6.0% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods), an increase in the average number of Casual Male Big & Tall stores in operation during the first six months of fiscal 1999 over the first six months of fiscal 1998 and an increase in sales generated by Work 'n Gear to its corporate customers. Excluding net sales in the Company's SCOA and Parade of Shoes businesses of $17.7 million for the six months ended August 2, 1997, sales in the Company's footwear operations decreased by $2.6 million, primarily due to a 1.0% decrease in comparable retail footwear store sales (comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed footwear departments which were open in corresponding weeks of the two comparison periods) and a decrease in the average number of licensed footwear departments in operation during the first six months of fiscal 1999 versus the first six months of fiscal 1998.

         The Company's cost of sales constituted 54.2% of sales in the first six months of fiscal 1999, as compared to 55.3% of sales in the first six months of fiscal 1998. Cost of sales in the Company's apparel operations was 51.1% of sales in the first six months of fiscal 1999, as compared to 52.4% of sales in the first six months of fiscal 1998. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 57.9% of sales in the first six months of fiscal 1999, which was comparable to 57.9% of sales in the first six months of fiscal 1998. Cost of sales in the Company's JBI Footwear division (formerly known as the Licensed Discount footwear division) was 57.9% of sales in the first six months of fiscal 1999, as compared to 58.6% of sales in the first six months of fiscal 1998. The decrease in such percentage was primarily attributable to a higher initial markup on merchandise purchases, partially offset by higher markdowns as a percentage of sales.

         Selling, administrative and general expenses decreased $3.5 million, or 3.2%, to $106.1 million in the first six months of fiscal 1999 from $109.6 million in the first six months of fiscal 1998, primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997. The decrease was partially offset by a $5.1 million increase in selling, administrative and general expenses in the Company's apparel operations. As a percentage of sales, selling, administrative and general expenses were 38.8% of sales in the first six months of fiscal 1999, as compared to 39.0% of sales in the first six months of fiscal 1998. Selling, administrative and general expenses in the Company's apparel operations were 41.4% of sales in the first six months of fiscal 1999 as compared to 41.3% of sales in the first six months of fiscal 1998. Selling, administrative and general expenses in the Company's footwear operations were 35.9% of sales in the first six months of fiscal 1999, as compared to 36.8% of sales in the first six months of fiscal 1998. This decrease was primarily due to the increased proportion of JBI Footwear department sales to total footwear sales in the first six months of fiscal 1999 versus the first six months of fiscal 1998. The Company's JBI Footwear division has lower selling, administrative and general expenses as a percentage of sales than the aggregate selling, administrative and general expenses as a percentage of sales in the divested SCOA and Parade of Shoes divisions.

         Depreciation and amortization expense increased by $551,000 to $6.7 million in the first six months of fiscal 1999 from $6.2 million in the first six months of fiscal 1998, primarily due to an increase in depreciable and amortizable assets.

         As a result of the above, the Company's operating income increased to $12.3 million in the first six months of fiscal 1999 from $10.0 million in the first six months of fiscal 1998. As a percentage of sales, operating income was 4.5% in the first six months of fiscal 1999 as compared to 3.6% in the first six months of fiscal 1998.

         Net interest expense increased by $785,000 to $7.2 million in the first six months of fiscal 1999 from $6.5 million in the first six months of fiscal 1998, primarily due to a change in the Company's method of financing foreign merchandise purchases with bank borrowings in the first six months of fiscal 1999 versus the use of bankers' acceptances in the first six months of fiscal 1998, coupled with higher levels of bank borrowings in the first six months of fiscal 1999 versus the first six months of fiscal 1998.

         Taxes on earnings for the first six months of fiscal 1999 were $2.0 million, as compared to taxes on earnings of $1.4 million for the first six months of fiscal 1998, yielding an effective tax rate of 39.0% in both periods.

         Net earnings for the first six months of fiscal 1999 were $3.1 million, as compared to net earnings of $2.2 million in the first six months of fiscal 1998, an increase of 43.1%.

       Second Quarter of Fiscal 1999 versus Second Quarter of Fiscal 1998

         The Company's net sales increased by $2.6 million to $146.5 million in the second quarter of fiscal 1999 from $143.9 million in the second quarter of fiscal 1998. Sales in the Company's apparel operations increased by $6.3 million, primarily due to a 6.8% increase in comparable apparel store sales, coupled with an increase in the number of Casual Male Big & Tall stores in operation during the second quarter of fiscal 1999 versus the second quarter of fiscal 1998 and an increase in sales generated by Work 'n Gear to its corporate customers. Sales in the Company's footwear operations decreased by $3.7 million, primarily due to a 4.9% decrease in comparable retail footwear store sales.

         The Company's cost of sales constituted 54.4% of sales in the second quarter of fiscal 1999, as compared to 55.7% of sales in the second quarter of fiscal 1998. Cost of sales in the Company's apparel operations was 50.7% of sales in the second quarter of fiscal 1999 as compared to 52.1% of sales in the second quarter of fiscal 1998. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 58.3% of sales in the second quarter of fiscal 1999, as compared to 59.0% of sales in the second quarter of fiscal 1998. The decrease in such percentage was primarily attributable to a higher initial markup on merchandise purchases, partially offset by higher markdowns as a percentage of sales.

         Selling, administrative and general expenses increased $1.4 million, or 2.5%, to $55.3 million in the second quarter of fiscal 1999 from $53.9 million in the second quarter of fiscal 1998. As a percentage of sales, selling, administrative and general expenses were 37.7% of sales in the second quarter of fiscal 1999, as compared to 37.5% of sales in the second quarter of fiscal 1998. Selling, administrative and general expenses in the Company's apparel operations were 41.1% of sales in the second quarter of fiscal 1999, as compared to 41.4% of sales in the second quarter of fiscal 1998. This decrease was primarily due to the increase in comparable apparel store sales. Selling, administrative and general expenses in the Company's footwear operations were 34.2% of sales in the second quarter of fiscal 1999 as compared to 33.8% of sales in the second quarter of fiscal 1998. This increase was primarily due to the decrease in comparable retail footwear store sales.

         Depreciation and amortization expense increased by $106,000 to $3.6 million in the second quarter of fiscal 1999 from $3.5 million in the second quarter of fiscal 1998, primarily due to an increase in depreciable and amortizable assets.

         As a result of the above, the Company's operating income increased to $7.9 million in the second quarter of fiscal 1999 from $6.4 million in the second quarter of fiscal 1998. As a percentage of sales, operating income was 5.4% in the second quarter of fiscal 1999 as compared to 4.4% in the second quarter of fiscal 1998.

         Net interest expense increased by $395,000 to $3.6 million in the second quarter of fiscal 1999 from $3.2 million in the second quarter of fiscal 1998, primarily due to higher interest rates on bank borrowings and higher levels of bank borrowings in the second quarter of fiscal 1999 versus the second quarter of fiscal 1998.

         Taxes on earnings for the second quarter of fiscal 1999 were $1.7 million, as compared to taxes on earnings of $1.2 million for the second quarter of fiscal 1998, yielding an effective tax rate of 39.0% in both periods.

         Net earnings for the second quarter of fiscal 1999 were $2.6 million, as compared to net earnings of $1.9 million in the second quarter of fiscal 1998, an increase of 36.2%.


Financial Condition

                     August 1, 1998 versus January 31, 1998

         The decrease in accounts receivable at August 1, 1998 from January 31, 1998 was primarily due to the receipt of litigation settlement proceeds, partially offset by an increase in trade receivables due to seasonal factors, licensed footwear department sales in July being higher than licensed footwear department sales in January.

     The increase in merchandise inventories at August 1, 1998 from January 31, 1998 was primarily due to a seasonal increase in the average inventory level per location.

         The decrease in other assets at August 1, 1998 was primarily due to the receipt of funds held in escrow related to the sales of the footwear businesses.

         The decrease in accounts payable at August 1, 1998 from January 31, 1998 was primarily due to an increase in direct import merchandise purchases, which are paid for sooner than domestic merchandise purchases. The ratio of accounts payable to merchandise inventory was 25.0% at August 1, 1998, as compared to 32.7% at January 31, 1998 and 29.7% at August 2, 1997.

         The increase in long-term debt, net of current portion, at August 1, 1998 from January 31, 1998 was primarily due to additional bank borrowings to meet seasonal working capital needs and to fund capital expenditures.


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

         To finance its JBI Footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all of the assets of JBI, Inc. and Morse Shoe, Inc., with BankBoston Retail Finance Inc. (formerly known as GBFC, Inc.) and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires on May 31, 2000.

         As of August 1, 1998, the Company had aggregate borrowings outstanding under its Apparel Credit Facility and its Footwear Credit Facility totaling $83.3 million and $44.3 million, respectively, consisting of loans and obligations under letters of credit.

         Net cash used in operating activities for the first six months of fiscal 1999 was $16.4 million, as compared to net cash used in operating activities of $45.0 million for the first six months of fiscal 1998. The $28.6 million change was primarily due to higher expenditures for inventory and payments related to the restructuring of the Company's footwear operations in the first six months of fiscal 1998 versus the first six months of fiscal 1999.

         Net cash used in investing activities for the first six months of fiscal 1999 was $3.1 million, as compared to net cash provided by investing activities of $56.1 million in the first six months of fiscal 1998. The $59.2 million change was primarily due to the receipt of $60.1 million in proceeds from the sales of the SCOA and Parade of Shoes businesses in the first six months of fiscal 1998 versus the receipt of $2.9 million in sale proceeds in the first six months of fiscal 1999.

         Net cash provided by financing activities for the first six months of fiscal 1999 was $16.9 million, as compared to net cash used in financing activities of $13.3 million in the first six months of fiscal 1998. The $30.2 million change was primarily due to the borrowing of $17.9 million under the Company's revolving lines of credit during the first six months of fiscal 1999 versus the repayment of $11.3 million in bank borrowings during the first six months of fiscal 1998.

         The  Company   invested  $5.5  million  and  $4.2  million  in  capital
expenditures during the first six months of fiscal 1999 and fiscal 1998, respectively. The Company's capital expenditures generally relate to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

         Following is a table showing actual and planned store openings by division for fiscal 1999:

                                       Actual Openings               Planned Openings                Total
                                    First through Second          Third through Fourth           Actual/Planned
         Division                   Quarters Fiscal 1999          Quarters Fiscal 1999              Openings
         --------                   --------------------          --------------------              --------

         Casual Male                        3                               7                           10
         Work 'n Gear                       1                               0                            1
         JBI Footwear                      24                               8                           32

         Offsetting the above actual and planned store openings, the Company closed 6 Casual Male stores and 9 JBI Footwear departments during the first six months of fiscal 1999. The Company has plans to close approximately an additional 11 Casual Male stores and 1 JBI Footwear department during the third through fourth quarters of fiscal 1999.

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

         In fiscal 1997, the Company developed a plan to address the Year 2000 issues as they relate to the mainframe legacy computer programs and began converting such computer systems to be Year 2000 compliant. The plan for such mainframe programs provides for the conversion efforts to be completed by the end of fiscal 1999. The Company is in the process of determining the extent to which it may be vulnerable to any failures by its key business partners, major suppliers and service providers to remedy their own Year 2000 issues, and has initiated formal communications with these parties. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of key business partners, major suppliers and service providers to achieve Year 2000 compliance, although the Company does not currently anticipate that it will experience any material shipment delays from its major suppliers due to Year 2000 issues. However, there can be no assurance that these third parties will not experience Year 2000 problems or that any such problems would have a material effect on the Company. Because the cost and timing of Year 2000 compliance by third parties such as key business partners, major suppliers and service providers is not within the Company's control, no assurance can be given with respect to the cost or timing of such efforts or any potential adverse effects on the Company of any failure by these third parties to achieve Year 2000 compliance. The total cost of the Company's Year 2000 project is estimated to be approximately $4.0 million, of which approximately $2.0 million is for incremental costs and is being funded through operating cash flows. The Company is expensing all costs associated with these computer systems changes as the costs are incurred. As of August 1, 1998, the Company has expended $1.9 million on Year 2000 compliance projects.


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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
(a) The registrant's annual meeting of stockholders was held on June 2, 1998 (the "Meeting").

(b) Messrs. J. Christopher Clifford, David Pulver and Alan I. Weinstein were elected Class III directors at the Meeting for a three-year term. The term of office for the following directors continued after the Meeting: Ms. Nancy Ryan, Messrs. Sherman N. Baker, Douglas J. Kahn, Harold Leppo and Melvin M. Rosenblatt.

(c) The stockholders voted on a proposal to amend the Company's 1994 Equity Incentive Plan.

(d) The stockholders voted on a proposal to amend the Company's 1992 Directors' Stock Option Plan.

(e) The stockholders voted on the ratification of the selection of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending January 30, 1999.

         The following votes were cast at the Meeting with respect to each nominee for Class III director:

                                                        Total vote for       Total vote withheld
                                                        each director        from each director
                                                        --------------       -------------------

                          J. Christopher Clifford           12,261,632               901,050
                          David Pulver                      12,261,632               901,050
                          Alan I. Weinstein                 12,261,732               900,950

         The following votes were cast at the Meeting with respect to the amendment to the Company's 1994 Equity Incentive Plan:

                          For:                               7,001,189
                          Against:                           2,434,818
                          Abstain:                               6,673
                          Broker Non-Votes                   3,720,002


         The following votes were cast at the Meeting with respect to the amendment to the Company's 1992 Directors' Stock Option Plan:

                          For:                               8,024,386
                          Against:                           1,390,919
                          Abstain:                               9,614
                          Broker Non-Votes                   3,737,763

         The following votes were cast at the Meeting with respect to the ratification of auditors:

                          For:                              13,155,871
                          Against:                               4,233
                          Abstain:                               2,578

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

Date:    Canton, Massachusetts
         September 14, 1998




                                       By:/s/Philip Rosenberg
                                       Philip Rosenberg
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer


Date:    Canton, Massachusetts
         September 14, 1998

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                              -------------------


                                    EXHIBITS

                                   Filed with

                         Quarterly Report on Form 10-Q

                                       of

                                 J. BAKER, INC.

                              555 Turnpike Street

                                Canton, MA 02021

                      For the Quarter ended August 1, 1998

                                 EXHIBIT INDEX

Exhibit                                                                                                   Page No.



10.  Material Contracts

     (.01)  Restricted Stock Award Agreement between Alan I. Weinstein                                          *
            and J. Baker, Inc., dated as of July 8, 1998, attached.

     (.02)  Forgivable Promissory Note made by Alan I. Weinstein in favor                                       *
            of J. Baker, Inc., dated July 8, 1998, issued in connection with
            Restricted Stock Award, attached.

     (.03)  Restricted Stock Award Agreement between Stuart M. Glasser                                          *
            and J. Baker, Inc., dated as of July 8, 1998, attached.

     (.04)  Forgivable Promissory Note made by Stuart M. Glasser in favor                                       *
            of J. Baker, Inc., dated July 8, 1998, issued in connection with
            Restricted Stock Award, attached.

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