Form 10-Q
period 1998-10-31
BAKER J INC
filed 1998-12-14
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October 31, 1998
                            ------------------------

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



         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period the Registrant was required to file such reports), and (2) has been subject to filing such reports for the past 90 days.

                            YES [ X ]     NO  [   ]

         14,062,139 shares of common stock were outstanding on October 31, 1998.

                         J. BAKER, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                    October 31 1998 (unaudited) and January 31, 1998

                                                                                      October 31,          January 31,
        Assets                                                                          1998                  1998
        ------                                                                         -------               ------

Current assets:
    Cash and cash equivalents                                                         $  916,379           $ 3,995,995
    Accounts receivable:
        Trade, net                                                                    15,173,597             9,576,156
        Other                                                                          4,384,201             9,485,578
                                                                                      ----------            ----------
                                                                                      19,557,798            19,061,734
                                                                                      ----------           -----------

    Merchandise inventories                                                          187,500,067           159,407,002
    Prepaid expenses                                                                   8,416,866             4,418,171
    Deferred income taxes, net                                                         1,972,981             5,230,000
                                                                                     -----------           -----------
             Total current assets                                                    218,364,091           192,112,902
                                                                                     -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                19,532,487            19,532,487
    Furniture, fixtures and equipment                                                 78,426,565            72,359,381
    Leasehold improvements                                                            26,890,405            24,832,306
                                                                                     -----------           -----------
                                                                                     124,849,457           116,724,174
    Less accumulated depreciation and amortization                                    53,991,249            44,595,098
                                                                                     -----------           -----------
             Net property, plant and equipment                                        70,858,208            72,129,076
                                                                                     -----------           -----------

Deferred income taxes, net                                                            55,254,380            55,950,000
Other assets, at cost, less accumulated amortization                                  10,850,947            14,875,434
                                                                                     -----------           -----------
                                                                                    $355,327,626          $335,067,412
                                                                                     ===========           ===========
        Liabilities and Stockholders' Equity
        ------------------------------------

Current liabilities:
    Current portion of long-term debt                                                $ 2,095,413          $  2,060,387
    Accounts payable                                                                  45,662,662            52,108,352
    Accrued expenses                                                                  12,624,490            14,176,048
    Income taxes payable                                                                 618,416               979,560
                                                                                     -----------           -----------
             Total current liabilities                                                61,000,981            69,324,347
                                                                                     -----------           -----------

Other liabilities                                                                      2,883,016             4,229,800
Long-term debt, net of current portion                                               141,166,939           114,407,640
Senior subordinated debt                                                                       -             1,490,111
Convertible subordinated debt                                                         70,353,000            70,353,000

Stockholders' equity                                                                  79,923,690            75,262,514
                                                                                      ----------           -----------
                                                                                    $355,327,626          $335,067,412
                                                                                     ===========           ===========

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
          For the quarters ended October 31, 1998 and November 1, 1997
                                   (Unaudited)

                                                                           Quarter                 Quarter
                                                                            Ended                   Ended
                                                                       October 31, 1998          November 1, 1997
                                                                       ----------------          ----------------

Net sales                                                                 $138,256,958             $139,148,124

Cost of sales                                                               76,036,967               76,562,167
                                                                           -----------             ------------

      Gross profit                                                          62,219,991               62,585,957

Selling, administrative and general expenses                                52,977,574               54,010,203

Depreciation and amortization                                                4,213,978                3,900,151

Litigation settlement charges                                                        -                3,432,000
                                                                           -----------              -----------

      Operating income                                                       5,028,439                1,243,603

Net interest expense                                                         3,820,757                3,510,296
                                                                           -----------              -----------

      Earnings (loss) before income taxes                                    1,207,682               (2,266,693)

Income tax expense (benefit)                                                   471,000                 (884,000)
                                                                           -----------               ----------

      Net earnings (loss)                                                 $    736,682              $(1,382,693)
                                                                           ===========               ==========

Net earnings (loss) per common share:
      Basic                                                               $       0.05             $      (0.10)
                                                                           ===========              ===========
      Diluted                                                             $       0.05             $      (0.10)
                                                                           ===========              ===========

Number of shares used to compute net earnings (loss) per common share:
      Basic                                                                 14,061,928               13,918,898
                                                                           ===========              ===========
      Diluted                                                               14,174,445               13,918,898
                                                                           ===========              ===========

Dividends declared per share                                              $      0.015             $      0.015
                                                                           ===========              ===========

See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings
        For the nine months ended October 31, 1998 and November 1, 1997
                                   (Unaudited)

                                                                      October 31, 1998          November 1, 1997
                                                                      ----------------          ----------------

Net sales                                                                 $411,389,847              $420,427,742

Cost of sales                                                              224,047,898               232,054,003
                                                                           -----------              ------------

      Gross profit                                                         187,341,949               188,373,739

Selling, administrative and general expenses                               159,060,895               163,631,945

Depreciation and amortization                                               10,918,464                10,053,995

Litigation settlement charges                                                        -                 3,432,000
                                                                          ------------               -----------

      Operating income                                                      17,362,590                11,255,799

Net interest expense                                                        11,055,400                 9,960,373
                                                                          ------------               -----------

      Earnings before income taxes                                           6,307,190                 1,295,426

Income tax expense                                                           2,460,000                   505,000
                                                                           -----------               -----------

      Net earnings                                                        $  3,847,190               $   790,426
                                                                           ===========                ==========

Net earnings per common share:
      Basic                                                               $       0.28              $       0.06
                                                                           ===========               ===========
      Diluted                                                             $       0.27              $       0.06
                                                                           ===========               ===========

Number of shares used to compute net earnings per common share:
      Basic                                                                 13,987,131                13,908,267
                                                                           ===========               ===========
      Diluted                                                               14,154,177                13,948,367
                                                                           ===========               ===========

Dividends declared per share                                              $      0.045              $      0.045
                                                                           ===========               ===========

See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
        For the nine months ended October 31, 1998 and November 1, 1997
                                   (Unaudited)

                                                                     October 31, 1998            November 1, 1997
                                                                     ----------------            ----------------
Cash flows from operating activities:
    Net earnings                                                         $  3,847,190              $    790,426
    Adjustments to reconcile net earnings to net cash
      used in operating activities:
       Depreciation and amortization:
           Fixed assets                                                     9,396,151                 9,030,645
           Deferred charges, intangible assets and
             deferred financing costs                                       1,528,237                 1,053,375
       Deferred income taxes, net                                           3,952,639                   505,000
       Change in:
           Accounts receivable                                                522,686                (4,111,454)
           Merchandise inventories                                        (28,093,065)              (39,276,775)
           Prepaid expenses                                                (3,998,695)               (2,601,824)
           Accounts payable                                                (6,445,690)               (3,429,076)
           Accrued expenses                                                (1,551,558)              (12,678,059)
           Income taxes payable/receivable                                   (361,144)                 (283,807)
           Other liabilities                                               (1,253,080)                  (99,292)
                                                                          ------------              -----------
               Net cash used in operating activities                      (22,456,329)              (51,100,841)
                                                                         ------------               -----------

Cash flows from investing activities:
    Capital expenditures for:
       Property, plant and equipment                                       (8,125,283)               (6,447,534)
       Other assets                                                          (530,278)               (1,867,729)
    Payments received on notes receivable                                           -                 2,175,000
    Proceeds from sales of footwear businesses                              2,902,335                60,134,835
                                                                          -----------               -----------
              Net cash provided by (used in) investing activities          (5,753,226)               53,994,572
                                                                          -----------               -----------

Cash flows from financing activities:
    Repayment of senior debt                                               (1,500,000)               (1,500,000)
    Proceeds from (repayment of) other long-term debt                      27,213,825                (2,867,694)
    Repayment of mortgage payable                                            (419,500)                 (379,907)
    Payment of mortgage escrow, net                                            40,378                  (325,501)
    Issuance of common stock, net of retirements                              425,843                   195,440
    Payment of dividends                                                     (630,607)                 (625,898)
                                                                          -----------              ------------
              Net cash provided by (used in) financing activities          25,129,939                (5,503,560)
                                                                          -----------               -----------

              Net decrease in cash                                         (3,079,616)               (2,609,829)

Cash and cash equivalents at beginning of year                              3,995,995                 3,969,116
                                                                          -----------               -----------

Cash and cash equivalents at end of period                               $    916,379              $  1,359,287
                                                                          ===========               ===========

Supplemental disclosure of cash flow information
  Cash paid (received) for:
    Interest                                                             $  9,838,597              $  8,796,379
    Income taxes                                                              361,144                   283,807
    Income taxes refunded                                                  (1,673,367)                        -
                                                                          ===========              ============

Schedule of non-cash financing activity:
    Common stock issued for performance share awards                          255,563                         -
    Stock issued for executive stock plans in exchange for
       notes receivable                                                     1,018,750                         -
                                                                           ==========              ============

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

2] In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" ("EPS"), which the Company adopted in fiscal 1998. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to all dilutive potential common shares, during the period.

      For the quarter and nine months ended October 31, 1998 and the nine months ended November 1, 1997, the calculation of diluted earnings per common share includes the dilutive effect of outstanding stock options and warrants. Also included in the calculation of diluted earnings per common share is the dilutive effect of performance share awards for the quarter and nine months ended October 31, 1998. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for the quarters and nine months ended October 31, 1998 and November 1, 1997 because its effect would be antidilutive. All net earnings (loss) per common share amounts for all periods presented have been restated to conform to SFAS No.
128 requirements.

      Net earnings (loss) and shares used to compute net earnings (loss) per common share, basic and diluted, are reconciled below:

                                                           Quarters Ended                  Nine Months Ended
                                                    ------------------------------     ----------------------------
                                                    October 31,        November 1,     October 31,      November 1,
                                                       1998              1997            1998             1997
                                                    ----------        -----------      ----------       ----------

         Net earnings (loss), basic and diluted    $    736,682      $(1,382,693)      $ 3,847,190      $   790,426
                                                    ===========       ==========        ==========       ==========

         Weighted average common shares:

         Basic                                       14,061,928       13,918,898        13,987,131       13,908,267
             Effect of dilutive securities:

                 Stock options and performance
                      share awards                      112,517               -            167,046           40,100
                                                     ----------       ----------         ---------        ---------
         Diluted                                     14,174,445       13,918,898        14,154,177       13,948,367
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

4] In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for the Company's fiscal 1999 year ending January 30, 1999. SFAS No. 131 establishes new standards for reporting information about operating segments. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements. The Company will adopt the provisions of this standard in the fourth quarter of fiscal 1999.

5] In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, requires entities to expense as incurred all start-up and pre-opening costs not otherwise capitalizable as long-lived assets. Restatement of previously issued annual financial statements is not permitted by SOP 98-5, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company believes adoption of SOP 98-5 will not have a material impact on its financial statements.

6] During the fourth quarter of fiscal 1997, the Company restructured its footwear operations. In connection with the restructuring, the Company downsized its JBI Footwear division (formerly known as the Licensed Discount footwear division), and in March, 1997, completed the sales of its Shoe Corporation of America ("SCOA") and Parade of Shoes divisions.

      On March 5, 1997, the Company announced it had sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis
B. Tishkoff, President of SCOA, and certain members of SCOA management. Net cash proceeds from the transaction of approximately $40.0 million were used to pay down the Company's bank debt. Sales in the Company's SCOA division totaled $9.5 million for the nine months ended November 1, 1997.

      On March 10, 1997, the Company completed the sale of its Parade of Shoes division to Payless ShoeSource, Inc. of Topeka, Kansas. Net cash proceeds from the transaction of approximately $20.0 million were used to pay down the Company's bank debt. Sales in the Company's Parade of Shoes division totaled $8.2 million for the nine months ended November 1, 1997.

7] On May 30, 1997, the Company replaced its $145 million credit facility with two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc. One facility, which finances the Company's apparel businesses, was a $100 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. (the "Apparel Credit Facility"). The Apparel Credit Facility is secured by all the capital stock of The Casual Male, Inc. and three other subsidiaries of the Company. The aggregate commitment amount under the Apparel Credit Facility was reduced from $100 million to $90 million on December 31, 1997, by amendment was increased to $95 million on April 3, 1998 and will automatically reduce by $10 million on each of December 31, 1998 and December 31, 1999. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 31, 2000.

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

8] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. Under bankruptcy law, Bradlees has the option of continuing (assuming) the existing license agreement with the Company or terminating (rejecting) the agreement. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the Southern District of New York, which, as amended, was confirmed on November 18, 1998. It is anticipated that Bradlees will emerge from bankruptcy on or about February 1, 1999. Throughout the Bradlees bankruptcy proceedings, the Company has engaged in negotiations with Bradlees with respect to certain amendments to its license agreement, the conditions on which the agreement would be assumed and the terms on which the Company's outstanding accounts receivable of approximately $1.8 million would be paid as a cure of Bradlees' default under the agreement. Although an amendment to the agreement has not yet been signed, the Company and Bradlees have agreed that, upon the effective date of the Plan, the license agreement shall be modified and amended and the agreement assumed by Bradlees. Pursuant to the amended agreement, Bradlees shall make a cash distribution to the Company in the amount of $360,000 on the effective date and shall pay the balance of the Company's pre-petition claim in thirty-six equal monthly installments commencing thirty (30) days after the first payment, with interest on such outstanding balance commencing seven months after the first payment.

9] On September 17, 1997, the Company settled a patent infringement lawsuit brought against the Company and its Morse Shoe, Inc. subsidiary by Susan Maxwell. Pursuant to the settlement agreement, both cases were dismissed with prejudice with no admissions of liability and the parties executed a mutual release of all claims. Under the terms of the settlement, the Company agreed to make payments to Ms. Maxwell of $4,137,000, in the aggregate, over a three-year period and in connection with the settlement recorded a one-time charge to earnings of $3.4 million ($2.1 million on an after-tax basis) during the third quarter of fiscal 1998 reflecting costs of the settlement not previously accrued for.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

STATEMENTS MADE OR INCORPORATED INTO THIS QUARTERLY REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND WORDS OF SIMILAR IMPORT, WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 13 OF THIS QUARTERLY REPORT.

All references herein to fiscal 1999 and 1998 relate to the years ending January 30, 1999 and January 31, 1998, respectively.

Results of Operations

    First Nine Months of Fiscal 1999 versus First Nine Months of Fiscal 1998

         The Company's net sales decreased by $9.0 million to $411.4 million in the first nine months of fiscal 1999 from $420.4 million in the first nine months of fiscal 1998. Sales in the Company's apparel operations increased by $13.8 million to $222.7 million in the first nine months of fiscal 1999 from $208.9 million in the first nine months of fiscal 1998, primarily due to a 4.5% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods) and an increase in sales generated by Work 'n Gear to its corporate customers. Excluding net sales in the Company's SCOA and Parade of Shoes businesses of $17.7 million for the nine months ended November 1, 1997, sales in the Company's footwear operations decreased by $5.1 million to $188.7 million in the first nine months of fiscal 1999 from $193.8 million in the first nine months of fiscal 1998, primarily due to a 2.0% decrease in comparable retail footwear store sales (comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed footwear departments which were open in corresponding weeks of the two comparison periods).

         The Company's cost of sales constituted 54.5% of sales in the first nine months of fiscal 1999, as compared to 55.2% of sales in the first nine months of fiscal 1998. Cost of sales in the Company's apparel operations was 51.5% of sales in the first nine months of fiscal 1999, as compared to 52.3% of sales in the first nine months of fiscal 1998. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 58.0% of sales in the first nine months of fiscal 1999, as compared to 58.1% of sales in the first nine months of fiscal 1998. Cost of sales in the Company's JBI Footwear division was 58.0% of sales in the first nine months of fiscal 1999, as compared to 58.5% of sales in the first nine months of fiscal 1998. The decrease in such percentage was primarily attributable to a higher initial markup on merchandise purchases, partially offset by higher markdowns as a percentage of sales.

         Selling, administrative and general expenses decreased $4.6 million, or 2.8%, to $159.1 million in the first nine months of fiscal 1999 from $163.6 million in the first nine months of fiscal 1998, primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997. The decrease was partially offset by a $5.2 million increase in selling, administrative and general expenses in the Company's apparel operations. As a percentage of sales, selling, administrative and general expenses were 38.7% of sales in the first nine months of fiscal 1999, as compared to 38.9% of sales in the first nine months of fiscal 1998. Selling, administrative and general expenses in the Company's apparel operations were 41.1% of sales in the first nine months of fiscal 1999 as compared to 41.4% of sales in the first nine months of fiscal 1998. This decrease was primarily attributable to the increase in comparable apparel store sales. Selling, administrative and general expenses in the Company's footwear operations were 35.8% of sales in the first nine months of fiscal 1999, as compared to 36.5% of sales in the first nine months of fiscal 1998. This decrease was primarily due to the increased proportion of JBI Footwear department sales to total footwear sales in the first nine months of fiscal 1999 versus the first nine months of fiscal 1998. The

Company's JBI Footwear division has lower selling, administrative and general expenses as a percentage of sales than the aggregate selling, administrative and general expenses as a percentage of sales in the divested SCOA and Parade of Shoes divisions.

         Depreciation and amortization expense increased by $864,000 to $10.9 million in the first nine months of fiscal 1999 from $10.1 million in the first nine months of fiscal 1998, primarily due to an increase in depreciable and amortizable assets.

         During the nine months ended November 1, 1997, the Company recorded litigation settlement charges of $3.4 million ($2.1 million on an after-tax basis) related to the settlement of a patent infringement suit brought against the Company, reflecting costs of the settlement not previously accrued for.

         As a result of the above, the Company's operating income increased to $17.4 million in the first nine months of fiscal 1999 from $11.3 million in the first nine months of fiscal 1998. As a percentage of sales, operating income was 4.2% in the first nine months of fiscal 1999 as compared to 2.7% in the first nine months of fiscal 1998.

         Net interest expense increased by $1.1 million to $11.1 million in the first nine months of fiscal 1999 from $10.0 million in the first nine months of fiscal 1998, primarily due higher interest rates on bank borrowings and higher levels of bank borrowings in the first nine months of fiscal 1999 versus the first nine months of fiscal 1998.

         Taxes on earnings for the first nine months of fiscal 1999 were $2.5 million, as compared to taxes on earnings of $505,000 for the first nine months of fiscal 1998, yielding an effective tax rate of 39.0% in both periods.

     Net earnings for the first nine months of fiscal 1999 were $3.8 million, as compared to net earnings of $790,000 in the first nine months of fiscal 1998.


        Third Quarter of Fiscal 1999 versus Third Quarter of Fiscal 1998

         The Company's net sales decreased by $891,000 to $138.3 million in the third quarter of fiscal 1999 from $139.1 million in the third quarter of fiscal 1998. Sales in the Company's apparel operations increased by $1.6 million to $75.1 million in the third quarter of fiscal 1999 from $73.5 million in the third quarter of fiscal 1998, primarily due to a 1.5% increase in comparable apparel store sales and an increase in sales generated by Work 'n Gear to its corporate customers. Sales in the Company's footwear operations decreased by $2.5 million to $63.1 million in the third quarter of fiscal 1999 from $65.6 million in the third quarter of fiscal 1998, primarily due to a 4.1% decrease in comparable retail footwear store sales.

         The Company's cost of sales constituted 55.0% of sales in the third quarter of fiscal 1999, which was comparable to 55.0% of sales in the third quarter of fiscal 1998. Cost of sales in the Company's apparel operations was 52.3% of sales in the third quarter of fiscal 1999 as compared to 52.0% of sales in the third quarter of fiscal 1998. Cost of sales in the Company's footwear operations was 58.2% of sales in the third quarter of fiscal 1999, as compared to 58.4% of sales in the third quarter of fiscal 1998.

         Selling, administrative and general expenses decreased $1.0 million, or 1.9%, to $53.0 million in the third quarter of fiscal 1999 from $54.0 million in the third quarter of fiscal 1998. As a percentage of sales, selling, administrative and general expenses were 38.3% of sales in the third quarter of fiscal 1999, as compared to 38.8% of sales in the third quarter of fiscal 1998. Selling, administrative and general expenses in the Company's apparel operations were 40.7% of sales in the third quarter of fiscal 1999, as compared to 41.4% of sales in the third quarter of fiscal 1998. This decrease was primarily due to the increase in comparable apparel store sales. Selling, administrative and general expenses in the Company's footwear operations were 35.5% of sales in the third quarter of fiscal 1999 as compared to 35.9% of sales in the third quarter of fiscal 1998. This decrease was primarily due to a decrease in store level expenses.

         Depreciation and amortization expense increased by $314,000 to $4.2 million in the third quarter of fiscal 1999 from $3.9 million in the third quarter of fiscal 1998, primarily due to an increase in depreciable and amortizable assets.

         During  the  third  quarter  of  fiscal  1998,  the  Company   recorded
litigation settlement charges of $3.4 million ($2.1 million on an after-tax basis) related to the settlement of a patent infringement suit brought against the Company, reflecting costs of the settlement not previously accrued for.

         As a result of the above, the Company's operating income increased to $5.0 million in the third quarter of fiscal 1999 from $1.2 million in the third quarter of fiscal 1998. As a percentage of sales, operating income was 3.6% in the third quarter of fiscal 1999 as compared to 0.9% in the third quarter of fiscal 1998.

         Net interest expense increased by $310,000 to $3.8 million in the third quarter of fiscal 1999 from $3.5 million in the third quarter of fiscal 1998, primarily due to higher interest rates on bank borrowings and higher levels of bank borrowings in the third quarter of fiscal 1999 versus the third quarter of fiscal 1998.

         Taxes on earnings for the third quarter of fiscal 1999 were $471,000, as compared to an income tax benefit of $884,000 for the third quarter of fiscal 1998, yielding an effective tax rate of 39.0% in both periods.

     Net earnings for the third quarter of fiscal 1999 were $737,000, as compared to a net loss of $1.4 million in the third quarter of fiscal 1998.

Financial Condition

                    October 31, 1998 versus January 31, 1998

     The increase in merchandise inventories at October 31, 1998 from January 31, 1998 was primarily due to a seasonal increase in the average inventory level per location.

     The decrease in other assets at October 31, 1998 was primarily due to the receipt of funds held in escrow related to the sales of the footwear businesses.

         The decrease in accounts payable at October 31, 1998 from January 31, 1998 was primarily due to an increase in direct import merchandise purchases, which are paid for sooner than domestic merchandise purchases. The ratio of accounts payable to merchandise inventory was 24.4% at October 31, 1998, as compared to 32.7% at January 31, 1998 and 30.0% at November 1, 1997.

         The increase in long-term debt, net of current portion, at October 31, 1998 from January 31, 1998 was primarily due to additional bank borrowings to meet seasonal working capital needs and to fund capital expenditures.


Liquidity and Capital Resources

         On May 30, 1997, the Company replaced its $145 million credit facility with two separate revolving credit facilities, both of which are guaranteed by
J. Baker, Inc. One facility, which finances the Company's apparel businesses, was a $100 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. (the "Apparel Credit Facility"). The Apparel Credit Facility is secured by all the capital stock of The Casual Male, Inc. and three other subsidiaries of the Company. The aggregate commitment under the Apparel Credit Facility was reduced from $100 million to $90 million on December 31, 1997, by amendment was increased to $95 million on April 3, 1998, and will automatically reduce by $10 million on each of December 31, 1998 and December 31, 1999. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires on May 31, 2000.

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

         As  of  October  31,  1998,   the  Company  had  aggregate   borrowings
outstanding under its Apparel Credit Facility and its Footwear Credit Facility totaling $86.3 million and $45.8 million, respectively, consisting of loans and obligations under letters of credit.

         Net cash used in operating activities for the first nine months of fiscal 1999 was $22.5 million, as compared to net cash used in operating activities of $51.1 million for the first nine months of fiscal 1998. The $28.6 million change was primarily due to lower inventory expenditures and lower payments related to the restructuring of the Company's footwear operations in the first nine months of fiscal 1999 versus the first nine months of fiscal 1998, and a decrease in net accounts receivable in the first nine months of fiscal 1999 versus an increase in net accounts receivable in the first nine months of fiscal 1998.

         Net cash used in investing activities for the first nine months of fiscal 1999 was $5.7 million, as compared to net cash provided by investing activities of $54.0 million in the first nine months of fiscal 1998. The $59.7 million change was primarily due to the receipt of $60.1 million in proceeds from the sales of the SCOA and Parade of Shoes businesses in the first nine months of fiscal 1998 versus the receipt of $2.9 million in sale proceeds in the first nine months of fiscal 1999.

         Net cash provided by financing activities for the first nine months of fiscal 1999 was $25.1 million, as compared to net cash used in financing activities of $5.5 million in the first nine months of fiscal 1998. The $30.6 million change was primarily due to the borrowing of $27.2 million under the Company's revolving lines of credit during the first nine months of fiscal 1999 versus the repayment of $2.9 million in bank borrowings during the first nine months of fiscal 1998.

         The Company invested $8.1 million and $6.4 million in capital expenditures during the first nine months of fiscal 1999 and fiscal 1998, respectively. The Company's capital expenditures generally relate to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

         Following is a table showing actual and planned store openings by division for fiscal 1999:

                                       Actual Openings              Planned Openings                   Total
                                    First through Third                  Fourth                  Actual/Planned
         Division                   Quarters Fiscal 1999          Quarter Fiscal 1999                Openings
         --------                   --------------------          -------------------                --------

         Casual Male                        9                               1                           10
         Work 'n Gear                       1                               0                            1
         JBI Footwear                      29                               0                           29

         Offsetting the above actual and planned store openings, the Company closed 11 Casual Male stores and 11 JBI Footwear departments during the first nine months of fiscal 1999 and has plans to close approximately an additional 4 Casual Male stores and 1 JBI Footwear department during the fourth quarter of fiscal 1999.

         The Company believes amounts available under its revolving credit facilities, along with other potential sources of funds and cash flows from operations, will be sufficient to meet its operating and capital requirements for the foreseeable future. From time to time, the Company evaluates potential acquisition candidates in pursuit of strategic initiatives and growth goals in niche apparel markets. Financing of potential acquisitions will be determined based on the financial condition of the Company at the time of such acquisitions, and may include borrowings under current or new commercial credit facilities or the issuance of publicly issued or privately placed debt or equity securities.


Year 2000 Compliance

         The Company is faced with "Year 2000" remediation issues. Many computer programs were written with a two-digit date field, which, if not made Year 2000 compliant, will be unable to correctly process date information on or after January 1, 2000.

The Company's State of Readiness

         The Company has established a Year 2000 committee comprised of senior management of the Company and has engaged an independent consulting firm to assist in remediation of the Company's Year 2000 issues. The Company has evaluated its internal computer systems and while the Company's data processing systems are impacted to some extent, Year 2000 issues are most significant in connection with various mainframe computer programs. In fiscal 1997, the Company developed a plan to address Year 2000 issues as they relate to the mainframe computer programs and began the process to convert such computer programs to be Year 2000 compliant. The Company has already converted two of its three primary mainframe computer programs to be Year 2000 compliant and expects its remaining conversion efforts with respect to such mainframe computer programs to be completed by the end of fiscal 1999.

         The Company is currently taking an inventory of its non-information technology systems and once the inventory is complete will begin testing whether such systems are date sensitive. Where appropriate, the Company will make contingency plans in order to minimize any adverse effect Year 2000 issues may have on such non-information technology systems. The Company expects the inventory of its non-information technology systems to be completed by the end of fiscal 1999.

         The Company has communicated with and is in the process of compiling detailed information regarding its key business partners and major suppliers to determine to what extent the Company may be vulnerable to third party Year 2000 issues. At this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of its key business partners and major suppliers to achieve Year 2000 compliance, although the Company does not currently anticipate it will experience any material business interruptions or shipment delays from its key business partners and major suppliers due to Year 2000 issues. The Company expects to complete the compilation of information regarding its key business partners and major suppliers with respect to Year 2000 compliance by December, 1998.

         The Company is not dependent on a single source for any products or services. In the event a material third party is unable to provide products or services to the Company due to a Year 2000 computer systems failure, the Company believes it has adequate alternate sources for such products or services. If alternate sources are used, there can be no guarantee that similar or identical products or services would be available on the same terms and conditions or that the Company would not experience some adverse effect as a result of switching to such alternate sources.

Costs to Address the Year 2000

         The Company's total Year 2000 expenditures are estimated to be approximately $4.0 million, of which approximately $2.0 million are for incremental costs, and are being funded through operating cash flows. Certain other non-Year 2000 computer system projects had to be deferred in order to ensure completion of the Company's Year 2000 compliance efforts. Although management believes the deferral of such projects has not had a material adverse effect on the Company's operations, it expects these projects, when implemented, will positively impact future results. The Company is expensing all costs associated with Year 2000 computer system changes as the costs are incurred. To date, the Company has expended approximately $3.0 million on Year 2000 projects.

Risk Analysis

         Similar to most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its key business partners and major suppliers. Although the full consequences are unknown, the failure of either the Company's systems or those of material third parties to conform to the Year 2000, as noted above, could impair the Company's ability to deliver product to its stores in a timely manner, which could result in potential lost sales opportunities and additional expenses. The Company's Year 2000 project seeks to identify and minimize this risk and includes testing of internally generated systems and purchased hardware and software to ensure, to the extent feasible, all such systems will function before and after the year 2000.

Contingency Plans

     The Company is in the process of developing contingency plans, which will attempt to minimize disruption to the Company's operations in the event of Year 2000 computer systems failures. While no assurances can be given, because of the Company's extensive efforts to formulate and carry out an effective Year 2000 program, the Company believes its program will be completed on a timely basis and should effectively minimize disruption to the Company's operations due to the Year 2000.

Certain Factors That May Affect Future Results

         The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, availability of credit, interest rates, the impact of competition and pricing, the weather, the financial condition of the retailers in whose stores the Company operates licensed footwear departments, changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to hire and train associates and Year 2000 conversion issues.

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

Date:    Canton, Massachusetts
         December 14, 1998




                                      By:/s/Philip Rosenberg
                                      Philip Rosenberg
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer


Date:    Canton, Massachusetts
         December 14, 1998

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                              -------------------


                                    EXHIBITS

                                   Filed with

                          Quarterly Report on Form 10-Q

                                       of

                                 J. BAKER, INC.

                               555 Turnpike Street

                                Canton, MA 02021

                     For the Quarter ended October 31, 1998

                                  EXHIBIT INDEX

Exhibit                                                                                     Page No.



10.  Material Contracts

     (.01)  Executive Employment Agreement between Michael J. Fine                          *
            and J. Baker, Inc., dated as of September 9, 1998, attached.

     (.02)  Termination Agreement between J. Baker, Inc. and James D.                       *
            Lee, dated as of September 8, 1998, attached.


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