Form 10-K
period 1999-01-30
BAKER J INC
filed 1999-04-26
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
(Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 30, 1999
                            OR
  [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to _______________

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [ X  ]   No    [    ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of April 1, 1999, the aggregate market value of voting stock held by non-affiliates of Registrant was $49,665,367 based on the last reported sale price of Registrant's common stock on The Nasdaq Stock Market(R).

         14,064,139 shares of common stock were outstanding on April 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year are incorporated by reference in Part III.

                                 J. Baker, Inc.
                               Report on Form 10-K
                           Year Ended January 30, 1999
                                     Part I

STATEMENTS MADE OR INCORPORATED INTO THIS ANNUAL REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT, WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATION OR INTENT
REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 17 OF THIS ANNUAL REPORT.

Item 1.  BUSINESS

General
         J. Baker, Inc. ("J. Baker" or the "Company", which term shall include all subsidiaries of the Company) is engaged in the retail sale of apparel and footwear in three niche markets. The Company is engaged in the retail sale of apparel through (i) its chain of Casual Male Big & Tall men's stores, which sell fashion, casual and dress clothing and footwear to the big and tall man and (ii) its chain of Work 'n Gear work clothing stores, which sell a wide selection of workwear as well as health-care apparel and uniforms for industry and service businesses and its RX Uniforms stores, which exclusively sell healthcare apparel. The Company sells footwear through self-service licensed footwear departments in discount department stores.

         The Company's businesses are seasonal. The Casual Male Big & Tall division generates its largest sales volumes in June (Father's Day) and the Christmas season, and the Work 'n Gear division generates its largest sales volume during the second half of the fiscal year. The Company's largest footwear sales volume is generated in the Easter, back-to-school and Christmas seasons. On a combined basis, the Company's sales during the second half of each fiscal year have consistently exceeded sales during the first half of each fiscal year. Unseasonable weather may affect sales of shoes and boots, as well as cold weather related apparel and work clothing, especially during the traditional high-volume periods.

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

         The Company benefits by "most favored nation" provisions in trade agreements between the United States and certain countries in which the Company's suppliers are located. From time to time, the United States Congress has proposed legislation that could result in such provisions being struck from particular trade agreements, which could, in turn, result in higher costs to the Company. There has been extensive Congressional debate with respect to the "most favored nation" provision of the trade agreement between the United States and China, which was renewed for one year in July, 1992 and has since been extended through July, 1999. The failure of this provision to be renewed would likely result in substantially increased costs to the Company in the purchase of footwear from China. However, the Company believes its competitors in the footwear industry would be similarly affected.

Recent Developments

Potential Repp Acquisition.
         On April 12, 1999, the Company executed a letter of intent for the acquisition (the "Repp Acquisition") of all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. by Mail divisions of Edison Brothers Stores, Inc. ("Edison"). Edison is currently operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, as amended. The proposed purchase price of $33 million, subject to adjustment, is for the acquisition of 175 United States and Canadian Repp Ltd. Big & Tall retail locations (subject to the Company's right to compel Edison to reject the leases for up to 30 locations) and the Repp Ltd. by Mail catalog business. The Company has also executed a letter of intent with Grafton-Fraser, Inc., which operates big & tall stores in Canada, for the disposition of up to 16 Canadian Repp Ltd. Big & Tall locations.

         On April 15, 1999, each of the Board of Directors of the Company and Edison approved entering into a definitive purchase agreement with respect to the Repp Acquisition. Closing of the Repp Acquisition, however, is subject to the approval of the United States Bankruptcy Court for the District of Delaware after conducting a procedure in the bankruptcy court for the submission of higher and better offers for the Repp Ltd. Big & Tall and Repp Ltd. by Mail businesses (the "Auction"). The date of the Auction is anticipated to be on or about May 15, 1999. The closing of the Repp Acquisition is further contingent upon the Company's completion of its due diligence review and the securing of adequate financing to consummate the Repp Acquisition.

Ames Department Stores Acquisition of Hills Stores Company
         On November 12, 1998 Ames Department Stores, Inc. ("Ames") entered into an agreement for the acquisition of Hills Stores Company ("Hills"). The Company has operated licensed footwear departments in each of Ames' and Hills' stores pursuant to license agreements with each such entity. On December 31, 1998, Ames acquired control of Hills through its acquisition of substantially more than a majority of Hills' outstanding common stock and convertible preferred stock and notes. In March, 1999 Ames consummated the merger of Hills into a subsidiary of Ames.

         At the time of the acquisition, Hills operated 155 discount department stores in twelve states. In February, 1999, Ames began a program to remodel and convert 150 of the acquired Hills stores to Ames stores in three sequential phases of approximately 50 stores each. Upon the completion of the remodeling and conversion process, all such stores will be incorporated into the Company's license agreement with Ames on the same terms and conditions as presently exist. The first stage of remodeling, involving 50 stores, is complete and the remodeled stores opened on April 22, 1999. The second stage, involving 54 stores, is scheduled to be completed in July, 1999 and the final stage, involving 46 stores, is scheduled to be completed in September, 1999. During these three stages of store closings, the Company has participated in liquidation sales of its footwear inventory in each store. The first stage of liquidation sales ended on February 22, 1999, and the second and third stages are scheduled to be completed on May 21 and July 26, 1999, respectively. See
Note 9 to the Consolidated Financial Statements.

Bradlees Reorganization
      On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the Southern District of New York, which, as amended, was confirmed on November 18, 1998. The Plan became effective on February 2, 1999 (the "Effective Date"), the Company's license agreement with Bradlees was amended and assumed and the reorganized Bradlees emerged from bankruptcy. Pursuant to the amended agreement, ten days after the Effective Date Bradlees made a cash distribution to the Company in the amount of $360,000 and shall pay the unpaid balance of the Company's pre-petition claim in thirty-six equal monthly installments commencing on March 1, 1999, with interest on such outstanding balance commencing with the seventh monthly payment. As provided in the amended licensed agreement, upon the occurrence of certain events, the entire unpaid balance of the Company's claim shall be paid within 30 days after such occurrence, without penalty or interest. The Company's sales in the Bradlees chain for the fiscal year ended January 30, 1999 were $43.9 million. See Note 10 to the Consolidated Financial Statements.

Other
         On March 10, 1997, the Company sold its Parade of Shoes division to Payless ShoeSource, Inc. ("Payless") of Topeka, Kansas. For additional information on the sale of the Parade of Shoes division, see Industry Segments, Footwear, Footwear Restructuring, and Note 9 to the Consolidated Financial Statements.

         On March 5, 1997, the Company sold its Shoe Corporation of America ("SCOA") division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. For additional information on the sale of SCOA, see Industry Segments, Footwear, Footwear Restructuring, and Note 9 to the Consolidated Financial Statements.

Industry Segments
     The Company is engaged in the sale of apparel and footwear manufactured by others. Financial information with respect to the Company's industry segments can be found in Note 12 to the Consolidated Financial Statements.

Apparel

Casual Male Big & Tall Division
         Casual Male Big & Tall, the Company's chain of big and tall apparel stores, provides fashion, casual and dress clothing and footwear for the big and tall man. The chain specializes in a wide range of high quality apparel and accessories for big (waist sizes from 40" to 66") and tall (6'2" or taller) men at moderate prices. The Company believes the clothing demands of these customers historically have not been met through traditional men's apparel stores. The big and tall customer frequently has difficulty finding an adequate selection of apparel in his size in department and men's specialty stores. Furthermore, only a limited number of big and tall specialty stores exist and these typically have a narrow selection of current sportswear fashions.

         Casual Male Big & Tall stores offer private label as well as brand name casual sportswear and dress wear in a broad array of styles, colors and fabrics with a focus on basic merchandise such as sports coats, dress pants and shirts and a wide variety of casual clothing, including footwear. The stores target the middle-income customer seeking good value at moderate prices and as a result, Casual Male limits the amount of high-fashion oriented and low-turnover tailored clothing offered and focuses primarily on basic items and classic fashion sportswear, thereby minimizing fashion risk and markdowns. Management believes its type and selection of merchandise, favorable prices and ability to obtain desirable store locations are key factors in enabling it to compete effectively. Casual Male Big & Tall started fiscal 1999 with 459 stores and ended the year with 453 stores in 47 states, having opened 10 stores and closed 16 stores. Sales in Casual Male Big & Tall stores accounted for 45.8%, 43.4% and 26.9% of the Company's total revenues for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

         The Company's Casual Male Big & Tall division faces competition from a variety of sources, including department stores, specialty stores, discount stores and off-price and other retailers that sell big and tall merchandise. In addition, sales of apparel through catalogs, e-commerce and home shopping networks or other electronic media provide additional sources of competition. Casual Male faces competition on a local level from independent retailers and small, regional retail chains, as well as on a national scale from chains such as Rochester Big & Tall and Repp Ltd., a division of Edison Brothers, Inc. For additional information, see Recent Developments, Potential Repp Acquisition. While Casual Male has successfully competed on the basis of merchandise selection, inventory replenishment on an on-going basis by color and size, favorable pricing and desirable store locations, there can be no assurance other retailers will not adopt purchasing and marketing concepts similar to those of Casual Male Big & Tall. In addition, discount retailers with significant buying power, such as Wal-Mart, K-Mart and Target stores, represent an increasing source of competition for Casual Male. The bulk of the merchandise carried by these department stores is classified as commodity, or "basic" items, but the stores' buying power provides them with a competitive edge and an ability to charge low prices for such items.

         In deciding to open Casual Male stores, the Company reviews market demographics, drive-by visibility for customers, store occupancy costs and costs to build and stock each location. Considering these factors and others, Company management projects sales volumes and estimates operating costs for each location and decides to open a store if such projections demonstrate an acceptable return on the Company's inventory and fixed asset investment can be realized. New Casual Male stores require an average inventory and fixed asset investment of approximately $185,000 to $220,000, composed of approximately $100,000 to $120,000 for fixed assets and $85,000 to $100,000 for inventory.

         The Company makes decisions to close Casual Male locations when management believes these locations are not generating acceptable profit levels. Most store closings occur at lease expiration, unless lease buyout is a more economical option for the Company. The costs to close stores are expensed at the time the decision is reached to close the store.

Work 'n Gear Division
         Work 'n Gear is the Company's specialty retail chain focused entirely on utility workwear, uniforms, healthcare apparel and footwear. Work 'n Gear stores carry a wide selection of workwear products, including rugged specialty outerwear, work shirts and pants, cold weather accessories and footwear, as well as a complete line of uniforms for industry and service businesses and healthcare apparel. Work 'n Gear started fiscal 1999 with 66 stores and ended the year with 67 stores (two stores are operated under the name RX Uniforms, which exclusively sell healthcare apparel), having opened 1 store. The 67 stores are located in 13 states in the Northeastern and Midwestern United States. In addition, Work 'n Gear sells its products through a direct corporate sales force, which markets workwear and uniforms to large corporate accounts, including supermarket chains and private security companies.

         The National Association of Uniform Manufacturers and Distributors estimates approximately 26 million people in the United States work force wear workwear. Although manufacturing industries are generally on the decline in the United States, service industries are among the fastest growing and traditionally have accounted for a large portion of uniform wearers in the United States. For example, the U. S. Government Bureau of Labor Statistics cites security and healthcare as two of the service industries where there will be significant growth over the next five years. Work 'n Gear stores seek to address the needs of three major groups: (i) customers who buy work clothing to be worn on the job, including industrial tops and bottoms, jeans, work boots, rugged outerwear and other accessories, (ii) corporate customers who either supply uniforms or provide a clothing allowance to their employees to purchase uniforms, and (iii) customers who work in the healthcare industry and related fields.

         Competition for the sale of workwear is fragmented. Traditional Army and Navy stores offer a large assortment of workwear items, but supplement with fishing, hunting and other product lines. Other competitors include large specialty chains, such as Bob's Stores, and full service department stores, which typically have more narrow product offerings. To the Company's knowledge, no specific specialty stores similar to Work 'n Gear exist on a national basis. Competition for corporate workwear (purchased by employers) comes from large manufacturers such as WearGuard/ARAMARK, Uniforms to You, Crest Uniform and Fashion Seal, as well as small, independent uniform dealers. In the healthcare apparel business, competition is dominated by three entities: (i) Life Uniform, the largest retailer with approximately 300 stores, (ii) catalog operations, led by J. C. Penney and including Tafford, Uniform World, Sears Roebuck & Company and Jasco, and (iii) over 2,000 independent operators of healthcare apparel businesses. Management believes its strategy of servicing all three segments of the workwear market--consumer, corporate and healthcare--combined with its retail expertise, affords Work 'n Gear a significant competitive advantage in the marketplace.

         Work 'n Gear stores are generally located in strip shopping centers or are free standing. Locations in active strip centers are a preferable criterion for site selection, as the close proximity to other stores increases traffic into Work 'n Gear stores, particularly for healthcare apparel and accessories. Site locations must take into consideration proximity of major medical facilities, active retail environments, population density, business presence in the market and competition.

         Sales in Work 'n Gear stores accounted for 9.7%, 8.9% and 5.9% of the Company's total revenues for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

Footwear

JBI Footwear Division
         In a licensed footwear department operation, a discount department store chain and the Company enter into a license agreement under which the Company has the exclusive right to operate a footwear department in the host stores for a specified period of years. The department is operated under the store name, in space supplied by the store, and the store collects payments from customers and credits the Company. The Company pays the discount department store chain a license fee, generally a percentage of net sales, for the right to operate the footwear department and for use of the space. The license fee ordinarily covers utilities, janitorial service, cash collection and handling, packaging and advertising. In some circumstances, the license fee also covers staffing costs.

         In its licensed footwear department operations, the Company sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear as well as work shoes, boots and slippers. Most of the footwear offered by the Company in its licensed footwear departments is sold under the Company's private labels or on an unbranded basis, although the Company also sells name brand merchandise at discounted prices in its licensed accounts.

         The Company's licensed footwear departments are operated on a self-service basis. The Company's personnel employed in particular departments are responsible for the stocking and layout of shelves, responding to customer inquiries and related administrative tasks. In certain accounts, the Company's licensed footwear departments are serviced in a similar manner by employees of the licensor.

         The Company and its predecessors have operated licensed footwear departments in mass merchandising department stores for more than forty years. Sales in the JBI Footwear division accounted for 44.5%, 44.7% and 33.8% of the Company's total revenues in the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. At January 30, 1999, the Company operated a total of 875 licensed footwear departments under license agreements with 14 discount department store operators. During fiscal 1999, the Company opened 29 departments and closed 13 departments, representing a net increase of 16 units for the year. The Company intends to concentrate its resources in the JBI Footwear division on the major chains in which it operates licensed footwear departments. The Company's licensed footwear departments are located in 39 states and in the District of Columbia.

         The Company conducts its licensed footwear department operations under written agreements for fixed terms. Of the 875 licensed footwear departments the Company operated at January 30, 1999, 419, or 47.9%, are covered by agreements with terms expiring in less than five years and 456, or 52.1%, are covered by an agreement, which expires in July, 2009, with Ames, a major mass merchandising retailer in the eastern United States. For additional information, see Recent Developments, Ames Department Stores Acquisition of Hills Stores Company. For the fiscal year ended January 30, 1999, Ames accounted for 16.3% of the Company's total revenues and on a pro forma basis, sales in Ames and Hills combined accounted for 25.3% of the Company's sales.

         The Company's licensed footwear department business faces competition at two levels: (i) for sales to retail customers and (ii) for the business of the department store chains who are its footwear licensor customers. The Company's success in its licensed footwear department operations is substantially dependent upon the success of the department store chains in which the Company operates licensed footwear departments. Within the particular market served by the department store chains, the Company believes the primary competitive factors are the quality, price and the breadth and suitability of the selection of footwear offered, as well as store location, customer service and promotional activities.

         The Company also faces potential competition from the in-house operational capabilities of its licensors. Because of the large scale of many licensing arrangements and years of commitment involved, the Company has observed that changes in these arrangements do not frequently occur and are more often initiated by external factors, such as mergers or acquisitions involving the licensors or business terminations by other licensees, rather than by competition among licensees for the business of a licensor. To the extent there is active competition for new business in this area, the Company believes the principal factors weighed by a potential licensor are the quality of the licensee's operations, as reflected by sales results, and the price paid to the licensor in the form of the license fee.

Footwear Restructuring
         During the past several years, the Company restructured its footwear operations (the "Footwear Restructuring") in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the Footwear Restructuring, in March, 1997 the Company completed the sales of its SCOA and Parade of Shoes businesses. In addition, the Company reduced its investment in its JBI Footwear (then known as Licensed Discount division) business. The Company decided to concentrate its efforts in the JBI Footwear division primarily on its five largest licensors while exploring future strategic options for this business and continuing to close departments upon the termination of licenses where the Company believed it appropriate to do so. As a result, the Company undertook an evaluation of the value of the assets in the JBI Footwear business, wrote off certain assets which did not benefit future operations and wrote down other assets to estimated fair value. In fiscal 1997, the Company recorded a pre-tax charge of $166.6 million ($117.1 million, or $8.42 basic loss per share, on an after-tax basis) related to the sales of the SCOA and Parade of Shoes businesses, the write-down to estimated fair value of certain assets related to the JBI Footwear business, and severance and consolidation costs related to the downsizing of the Company's administrative areas and corporate facilities. Of the pre-tax charge, $122.3 million was included as a separate component of results of operations in the Company's Consolidated Statement of Earnings for the year ended February 1, 1997, and the majority of the remaining charge, which related to the reduction of the JBI Footwear division's inventory valuation, was included in cost of sales. Also, in fiscal 1996, the Company recorded a restructuring charge of $69.3 million ($41.6 million, or $3.00 basic loss per share, on an after-tax basis) related to the liquidation of its Fayva footwear business. The Company's decision to dispose of Fayva was due to the continued operating losses generated by the division along with Fayva's declining market share in an already crowded discount retail footwear industry. For additional information, See Note 9 to the Consolidated Financial Statements.

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

Employees

         As of January  30,  1999,  the  Company  employed  approximately  3,126 persons full-time and 3,028 persons part-time, of whom approximately 2,257 full-time and 3,008 part-time employees were engaged in retail operations at the store level. Approximately 323 of the Company's full-time and part-time employees are covered by collective bargaining agreements. The Company believes its employee relations are generally good.

Executive Officers of the Company

         Name                           Age      Office
         ----                           ---      ------
         Sherman N. Baker                79      Chairman of the Board
         Alan I. Weinstein               56      President and Chief Executive Officer, Acting President of Work 'n Gear Division
         Stuart M. Glasser               51      Senior  Executive Vice President and President and Chief Executive  Officer of The
                                                 Casual Male, Inc.
         Michael J. Fine                 47      Executive Vice President, President of JBI Footwear Division
         Philip G. Rosenberg             49      Executive Vice President, Chief Financial Officer and Treasurer

     Mr. Baker has been Chairman of the Company's Board of Directors since March, 1990. From 1970 until March, 1990, Mr. Baker served as Chief Executive Officer of the Company and its predecessor.

     Mr. Weinstein has held the positions of President and Chief Executive Officer since November, 1996 and March, 1997, respectively. From September, 1996 through March, 1997, Mr. Weinstein served as Acting Chief Executive Officer of the Company. Mr. Weinstein also currently serves as Acting President of the Company's Work 'n Gear division. From July, 1985 through September, 1996, Mr. Weinstein held the positions of Senior Executive Vice President, Chief Financial Officer and Secretary of the Company. He was also appointed Chief Administrative Officer in 1988. Mr. Weinstein joined the Company's predecessor in 1968 as Assistant Controller and has held a variety of positions of increasing responsibility in finance and administration since that time.

         Mr. Glasser has held the positions of Senior Executive Vice President of the Company since June, 1998 and President and Chief Executive Officer of The Casual Male, Inc. since September, 1997. Prior to joining the Company, from January, 1991 until September, 1997, Mr. Glasser was an Executive Vice President and General Merchandise Manager of men's, boy's, children's and cosmetics for Bloomingdales, a division of Federated Department Stores, Inc. Prior to 1991, Mr. Glasser served as President and Chief Executive of the department store division of Elder-Beerman Stores Corp. and prior to that he served as an Executive Vice President of Lord & Taylor.

         Mr. Fine has held the positions of Executive Vice President of the Company and President of the JBI Footwear division since September, 1998. Prior to joining the Company, from June, 1996 until June, 1998, Mr. Fine was Group President of the Footwear and Women's divisions of Edison Brothers, Inc. and from November, 1994 until May, 1996, he was President of Edison Brothers' chain of 5-7-9 stores. Prior to joining Edison Brothers, from December, 1992 until November, 1994, Mr. Fine was a senior merchant at Payless ShoeSource, Inc. Previously, he held the position of Divisional Merchandise Manager at various retailers, including the Foxmoor and Hit or Miss chains of stores, as well as the Filene's division of Federated Department Stores, Inc.

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


Item 2.  PROPERTIES

         The executive and administrative offices of the Company, the JBI Footwear division and the Work 'n Gear division are located at 555 Turnpike Street in Canton, Massachusetts. This facility also serves as the distribution center for the Company's Casual Male Big & Tall, Work 'n Gear and JBI Footwear divisions. The facility is located on 37 acres of land (the "Canton Property") and is owned by JBAK Canton Realty, Inc. ("JBAK Realty"), a wholly-owned subsidiary of JBAK Holding, Inc. ("JBAK Holding") and an indirect, wholly-owned subsidiary of J. Baker, Inc. In December, 1996, JBAK Realty obtained a $15.5 million mortgage loan from The Chase Manhattan Bank (the "Mortgage Loan"), secured by the real estate, buildings and other improvements owned by JBAK Realty located at the Canton Property. JBAK Realty leases the Canton Property to JBI, Inc., a wholly-owned subsidiary of J. Baker, Inc. This facility contains approximately 750,000 square feet of space, including approximately 150,000 square feet of office space.

         The  Company  leases  a  building  at  437  Turnpike  Street,   Canton,
Massachusetts, which serves as administrative offices for Casual Male Big & Tall. The building contains approximately 53,000 square feet of office space. The lease on this facility expires January 31, 2008.

         The Company leases space in a building at 330 Turnpike Street, Canton, Massachusetts, which serves as administrative offices for the Company's loss prevention department and as an additional distribution center for the Company's Work 'n Gear division. The space contains approximately 41,000 square feet, including approximately 14,000 square feet of office space. The lease on this facility expires October 31, 2003.

         The Company leases a building in Readville, Massachusetts, which served primarily as the distribution center for Casual Male Big & Tall. The building contains approximately 75,000 square feet of office space and approximately 375,000 square feet of warehouse/distribution space. The lease on the Readville facility expires May 31, 1999 and the Company intends to vacate the building on that date.

         As of January 30, 1999, the Company operated 453 Casual Male Big & Tall stores, all in leased premises ranging from 1,710 to 5,987 square feet, with average space of approximately 3,262 square feet and total space of approximately 1,478,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five-year terms.

         As of January 30, 1999, the Company operated 67 Work 'n Gear stores (including 2 stores under the name RX Uniforms, which exclusively sell healthcare apparel), all in leased premises ranging from 2,400 square feet to 6,200 square feet, with average space of approximately 4,295 square feet and total space of approximately 288,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five-year terms.

         See "Item 1. BUSINESS--Industry Segments, Footwear, JBI Footwear Division", for information regarding the Company's licenses to operate footwear departments in retail stores of its licensors.

Item 3.  LEGAL PROCEEDINGS

         The Company is not currently a defendant in any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

         The Company's common stock trades on The Nasdaq Stock Market(R) (Nasdaq) under the symbol "JBAK".

         The following table sets forth the last reported high and low sales prices, as reported by Nasdaq, for the Company's common stock for each quarterly period during the years ended January 30, 1999 and January 31, 1998. The prices set forth below do not include retail mark-ups, mark-downs or commissions.

         Year Ended January 30, 1999                                    High            Low
         ---------------------------                                    ----            ---

         First Quarter                                                 $ 11 3/4        $ 4 1/2
         Second Quarter                                                  13 1/2          9 7/8
         Third Quarter                                                   11 1/8          3 3/4
         Fourth Quarter                                                   6 3/8          4 1/16

         Year Ended January 31, 1998                                    High            Low
         ---------------------------                                    ----            ---

         First Quarter                                                 $  9 13/16      $ 6 3/8
         Second Quarter                                                   9              7 5/8
         Third Quarter                                                    9 9/16         7 1/8
         Fourth Quarter                                                   7 3/4          4 1/2

Holders

         There were approximately 728 holders of record of the Company's common stock as of April 1, 1999. The Company believes the actual number of beneficial owners of the Company's common stock is substantially greater than the stated number of holders of record, because a portion of the outstanding common stock is held in "street name".

Dividends

         On March 2, 1987, the Board of Directors of the Company adopted a policy of paying quarterly dividends. For each quarter thereafter, the Company has paid a dividend of 1 1/2 cents per share.

         The Company's secured credit agreements and its senior subordinated notes agreement limit the amount of cash dividends that may be paid to stockholders. For additional information, see Note 3 to the Consolidated Financial Statements.

Other

         On December 15, 1994, the Company's Board of Directors adopted a Shareholder Rights Agreement (the "Rights Agreement") designed to enhance the Company's ability to protect shareholder interests and to ensure shareholders receive fair treatment in the event any future coercive takeover attempt of the Company is made. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right") for each share of the Company's outstanding common stock to shareholders of record as of the close of business on January 6, 1995. Each right entitles the holder to purchase from the Company a unit consisting of one ten thousandth (1/10,000) of a share of Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share, at a cash exercise price of $70 per unit, subject to adjustment, upon the occurrence of certain events as set forth in the Rights Agreement. These events include the earliest to occur of: (i) the acquisition of 15% or more of the Company's outstanding common stock by any person or group; (ii) the commencement of a tender or exchange offer that would result upon its consummation in a person or a group becoming the beneficial owner of 15% or more of the Company's outstanding common stock; or (iii) the determination by the Board of Directors that any person is an "Adverse Person", as defined in the Rights Agreement. The Rights are not exercisable until or following the occurrence of one of the above events and will expire on December 14, 2004, unless previously redeemed or exchanged by the Company, as provided in the Rights Agreement.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the Company are derived from the consolidated financial statements that have been audited and reported on by KPMG Peat Marwick LLP, independent certified public accountants, and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent auditors' report thereon appearing elsewhere in this Form 10-K. In recent years, the Company sold its SCOA and Parade of Shoes businesses in fiscal 1998, disposed of its Fayva footwear business during fiscal 1996 and has also experienced a number of licensor bankruptcy filings. The sales of SCOA and Parade of Shoes, the liquidation of Fayva and licensor bankruptcy filings affect the comparability of the financial information herein. For further discussions, see "Item 1. BUSINESS" and Notes 9 and 10 to the Consolidated Financial Statements.

                                 J. BAKER, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)

                                                                                    Year Ended
                                                         --------------------------------------------------------------
                                                          1/30/99        1/31/98      2/01/97     2/03/96       1/28/95
                                                          -------        -------      -------     -------       -------
Income Statement Data:                                                                          (53 weeks)
Net sales                                                $584,276       $592,151      $897,492  $1,020,413    $1,042,979
Cost of sales                                             324,360        327,827       542,247     580,067       579,735
      Gross profit                                        259,916        264,324       355,245     440,346       463,244
Selling, administrative and
  general expenses                                        226,439        226,151       347,977     392,586       389,362
Depreciation and amortization                              15,768         15,102        29,431      32,428        27,883
Restructuring and other non-recurring charges                   -              -       122,309      69,300             -
Litigation settlement charges                                   -          3,432             -           -             -
                                                          -------        -------       -------    --------      --------
      Operating income (loss)                              17,709         19,639      (144,472)    (53,968)       45,999
Interest income                                              (192)          (109)         (254)       (526)         (635)
Interest expense                                           14,723         13,497        13,056      10,983         9,735
                                                          -------        -------       -------     -------       -------
      Earnings (loss) before income taxes                   3,178          6,251      (157,274)    (64,425)       36,899
Income tax expense (benefit)                                1,144          2,438       (45,846)    (25,823)       13,283
                                                          -------        -------       -------     -------       -------
      Net earnings (loss)                                 $ 2,034        $ 3,813     $(111,428)   $(38,602)     $ 23,616
                                                          =======        =======      ========     =======       =======
Earnings (loss) per common share:

      Basic                                                $ 0.15         $ 0.27        $(8.02)     $(2.79)       $ 1.71
                                                            =====          =====         =====       =====         =====
      Diluted                                              $ 0.14         $ 0.27        $(8.02)     $(2.79)       $ 1.46
                                                            =====          =====         =====       =====         =====

                                                                               As At
                                                ------------------------------------------------------------------------
                                                1/30/99        1/31/98         2/01/97         2/03/96          1/28/95
      Balance Sheet Data:                       -------        -------         -------         -------          -------
      -------------------
      Working capital                            $120,089       $121,368        $182,122        $205,080         $235,948
      Total assets                                324,035        335,067         388,541         526,082          578,618
      Long-term debt                              174,583        186,251         214,092         207,766          204,518
      Stockholders' equity                         78,183         75,263          71,989         184,037          223,317
                                                 ========       ========        ========        ========         ========
      Cash dividends declared
         per common share                          $  .06         $  .06          $  .06          $  .06           $  .06
                                                    =====          =====           =====           =====            =====

                                 J. BAKER, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA



Store Openings and Closings:
----------------------------
                                        Apparel                                   Footwear
                          -----------------------------      ------------------------------------------------------
                                                                                    Total         Parade
                          Casual     Work     Total           JBI                   Licensed        of       Total
                          Male      'n Gear   Apparel        Footwear      SCOA    Shoe Dept.     Shoes    Footwear    Total
                          ------    -------   -------        --------      ----    ----------     ------   --------    -----
Stores open at
   February 3, 1996        400         69        469          1,087         505        1,592       168       1,760     2,229

Openings                    49          -         49             38          56           94        42         136       185

Closings                    (9)        (3)       (12)          (188)       (107)        (295)      (22)       (317)     (329)
                          ----       ----       ----           ----        ----         ----      ----        ----      ----
Stores open at
   February 1, 1997        440         66        506            937         454        1,391        188      1,579     2,085

Openings                    32          2         34             11           -           11          -         11        45

Closings                   (13)        (2)       (15)           (89)       (454)        (543)      (188)      (731)     (746)
                          ----       ----       ----           ----        ----         ----       ----       ----      ----
Stores open at
  January 31, 1998         459         66        525            859           -          859          -        859     1,384

Openings                    10          1         11             29           -           29          -         29        40

Closings                   (16)         -        (16)           (13)          -          (13)         -        (13)      (29)
                          ----       ----       ----           ----        ----         ----       ----       ----      ----
Stores open at
  January 30, 1999         453         67        520            875           -          875          -        875     1,395
                          ====       ====       ====           ====        ====         ====       ====       ====     =====

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         All references herein to fiscal 1999, fiscal 1998 and fiscal 1997 relate to the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. To the extent the Company may have incurred increased costs resulting from inflation, the Company believes it has been able to offset these costs through higher revenues. Accordingly, the Company believes inflation has had no significant impact on its operations.

Results of Operations

                         Fiscal 1999 versus Fiscal 1998

         The Company's net sales decreased by $7.9 million to $584.3 million in fiscal 1999 from $592.2 million in fiscal 1998, primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997. Sales in the Company's apparel operations increased by $14.8 million to $324.3 million in fiscal 1999 from $309.5 million in fiscal 1998, primarily due to a 3.4% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores open in corresponding weeks of the two comparison periods) and an increase in sales generated by Work 'n Gear to its corporate customers. Excluding net sales of $17.7 million in the Company's SCOA and Parade of Shoes businesses in fiscal 1998, sales in the Company's footwear operations decreased by $5.0 million to $259.9 million in fiscal 1999 from $264.9 million in fiscal 1998, primarily due to a 2.4% decrease in comparable retail footwear store sales (comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed footwear departments open in corresponding weeks of the two comparison periods).

         The Company's cost of sales constituted 55.5% of sales in fiscal 1999, compared to 55.4% of sales in fiscal 1998. Cost of sales in the Company's apparel operations was 52.4% of sales in fiscal 1999, compared to 52.8% of sales in fiscal 1998. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 59.4% of sales in fiscal 1999, compared to 58.2% of sales in fiscal 1998. Cost of sales in the Company's JBI Footwear division was 59.4% of sales in fiscal 1999, compared to 58.5% of sales in fiscal 1998. The increase in such percentage was primarily attributable to the January, 1999 acquisition of Hills Stores
Company ("Hills") by Ames Department Stores, Inc. ("Ames"), both of which are footwear department licensors of the Company, which resulted in a $3.6 million non-recurring charge to cost of sales for costs associated with the liquidation of the Company's inventory in the 155 Hills stores prior to their remodeling and reopening as Ames stores, coupled with higher markdowns as a percentage of sales, partially offset by a higher initial markup on merchandise purchases.

         Selling, administrative and general expenses increased $288,000, or 0.1%, to $226.4 million in fiscal 1999 from $226.2 million in fiscal 1998. This increase was primarily attributable to an increase in management information systems costs, coupled with the inclusion of a benefit realized from the curtailment of the Company's defined benefit pension plan in fiscal 1998, partially offset by the elimination of costs recorded in the first quarter of fiscal 1998 associated with the Company's former SCOA and Parade of Shoes businesses. As a percentage of sales, selling, administrative and general expenses were 38.8% of sales in fiscal 1999, compared to 38.2% of sales in fiscal 1998. Selling, administrative and general expenses in the Company's apparel operations were 39.7% of sales in fiscal 1999, compared to 39.4% of sales in fiscal 1998. This increase was primarily attributable to an increase in management information systems costs, coupled with the inclusion of a benefit realized from the curtailment of the Company's defined benefit pension plan in fiscal 1998. Selling, administrative and general expenses in the Company's footwear operations were 37.6% of sales in fiscal 1999, compared to 36.9% of sales in fiscal 1998. Selling, administrative and general expenses in the Company's JBI Footwear division were 37.6% of sales in fiscal 1999, compared to 36.3% of sales in fiscal 1998, primarily due to an increase in store level expenses as a percentage of sales and an increase in management information systems costs, coupled with the inclusion of a benefit realized from the curtailment of the Company's defined benefit pension plan in fiscal 1998.

     Depreciation and amortization expense increased by $665,000 to $15.8 million in fiscal 1999 from $15.1 million in fiscal 1998, primarily due to an increase in depreciable and amortizable assets.

         During  the  third  quarter  of  fiscal  1998,  the  Company   recorded
litigation settlement charges of $3.4 million ($2.1 million on an after-tax basis), related to the settlement of two patent infringement lawsuits brought against the Company, reflecting costs of the settlement not previously accrued for. For additional information, see Note 9 to the Consolidated Financial Statements.

         As a result of the above, the Company's operating income decreased to $17.7 million ($21.3 million excluding the $3.6 million non-recurring Hills related charge in cost of sales) in fiscal 1999 from $19.6 million ($23.1 million excluding the litigation settlement charges) in fiscal 1998. As a percentage of sales, operating income was 3.0% of sales (3.7% of sales excluding the non-recurring charge in cost of sales) in fiscal 1999, compared to 3.3% of sales (3.9% of sales excluding litigation settlement charges) in fiscal 1998.

         Net interest expense increased by $1.1 million to $14.5 million in fiscal 1999 from $13.4 million in fiscal 1998, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in fiscal 1999 versus fiscal 1998.

         Taxes on earnings for fiscal 1999 were $1.1 million, yielding an effective tax rate of 36.0%, as compared to taxes on earnings of $2.4 million in fiscal 1998, yielding an effective tax rate of 39.0%. The decrease in the effective tax rate was primarily due to adjustments recorded in fiscal 1999 to deferred taxes and the related valuation reserve.

         Net earnings for fiscal 1999 were $2.0 million, compared to net earnings of $3.8 million in fiscal 1998.

                         Fiscal 1998 versus Fiscal 1997

         The Company completed its Footwear Restructuring in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the Footwear Restructuring, in March, 1997 the Company completed the sales of its SCOA and Parade of Shoes businesses. In addition, the Company reduced its investment in its JBI Footwear business. The Company decided to concentrate its efforts in the JBI Footwear division primarily on its five largest licensors while exploring future strategic options for this business and continuing to close licensed footwear departments, upon the termination of licenses, where the Company believed it appropriate to do so. In fiscal 1997, the Company recorded a pre-tax charge of $166.6 million ($117.1 million, or $8.42 basic loss per share, on an after-tax basis) related to the sales of the SCOA and Parade of Shoes businesses, the write-down of certain assets related to the JBI Footwear division to estimated fair value, and severance and consolidation costs related to the downsizing of the Company's administrative areas and corporate facilities. Of the pre-tax charge, $122.3 million was included as a separate component of results of operations as "Restructuring and other non-recurring charges" in the Company's Consolidated Statement of Earnings for the year ended February 1, 1997. The Company also recorded a charge to cost of sales of $37.3 million related to a reduction in the JBI Footwear division's inventory to estimated fair value. The remaining $7.0 million of the charge includes an increase in the allowance for doubtful accounts for the JBI Footwear division's accounts receivable and losses incurred from actions taken in order to maximize the cash proceeds received for the assets sold in the SCOA and Parade of Shoes businesses.

         The Company's net sales decreased by $305.3 million to $592.2 million in fiscal 1998 from $897.5 million in fiscal 1997, primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997. Sales in the Company's apparel operations increased by $15.7 million to $309.5 million in fiscal 1998 from $293.8 in fiscal 1997, primarily due to an increase in the number of Casual Male Big & Tall stores in operation at the end of fiscal 1998 compared to fiscal 1997 and a 0.7% increase in comparable apparel store sales. Excluding net sales in the Company's SCOA and Parade of Shoes businesses of $17.7 million in fiscal 1998 and $300.7 million in fiscal 1997, sales in the Company's footwear operations decreased by $38.1 million to $264.9 million in fiscal 1998 from $303.0 million in fiscal 1997. This decrease was primarily due to a reduction in the number of licensed footwear departments in operation during fiscal 1998 compared to fiscal 1997 and a 5.1% decrease in comparable retail footwear store sales.

         The Company's cost of sales constituted 55.4% of sales in fiscal 1998, compared to 60.4% in fiscal 1997. Cost of sales in the Company's apparel operations was 52.8% of sales in fiscal 1998, compared to 52.1% of sales in fiscal 1997. The increase in such percentage was primarily attributable to higher markdowns as a percentage of sales and a lower initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 58.2% of sales in fiscal 1998, compared to 64.4% of sales in fiscal 1997 (which, exclusive of the $37.3 million write-down of the JBI Footwear division's inventory, was 58.3% of sales in fiscal 1997). Cost of sales in the Company's JBI Footwear division was 58.5% of sales in fiscal 1998, compared to 70.7% in fiscal 1997 (which, exclusive of the $37.3 million write-down of the JBI Footwear division's inventory, was 58.4% of sales in fiscal 1997).

         Selling, administrative and general expenses decreased $121.8 million, or 35.0%, to $226.2 million in fiscal 1998 from $348.0 million in fiscal 1997, primarily due to the disposition of the Company's SCOA and Parade of Shoes businesses in March, 1997 and the downsizing of the JBI Footwear division and the Company's administrative areas and corporate facilities, coupled with the benefit realized from the curtailment of the Company's defined benefit pension plan in fiscal 1998. As a percentage of sales, selling, administrative and general expenses were 38.2% of sales in fiscal 1998, compared to 38.8% of sales in fiscal 1997. Selling, administrative and general expenses in the Company's apparel operations were 39.4% of sales in fiscal 1998, which was comparable to 39.4% of sales in fiscal 1997. Selling, administrative and general expenses in the Company's footwear operations were 36.9% of sales in fiscal 1998, compared to 38.5% of sales in fiscal 1997. This decrease was primarily due to the increased proportion of JBI Footwear department sales to total footwear sales in fiscal 1998 versus fiscal 1997. The Company's JBI Footwear division has lower selling, administrative and general expenses as a percentage of sales than the aggregate selling, administrative and general expenses as a percentage of sales in the divested SCOA and Parade of Shoes divisions. Also included in selling, administrative and general expenses in fiscal 1998 is a non-recurring charge of $700,000 ($427,000, or $0.03 basic loss per share on an after-tax basis) recorded to write off costs associated with an abandoned high-yield debt offering.

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

         During fiscal 1997, the Company recorded a pre-tax charge of $166.6 million related to the divestitures of its SCOA and Parade of Shoes divisions and the downsizing of its JBI Footwear division and the Company's administrative areas and corporate facilities. Of the pre-tax charge, $122.3 million was classified as restructuring and other non-recurring charges. Such charges included the losses on the sales of the SCOA and Parade of Shoes divisions, the write-off of assets and obligations related to the reduction of the Company's investment in its JBI Footwear division, severance and related costs, and lease obligations and write-offs of assets for excess corporate facilities. For additional information, see Note 9 to the Consolidated Financial Statements.

         During  the  third  quarter  of  fiscal  1998,  the  Company   recorded
litigation settlement charges of $3.4 million ($2.1 million on an after-tax basis) related to the settlement of two patent infringement lawsuits brought against the Company reflecting costs of the settlement not previously accrued for. For additional information, see Note 9 to the Consolidated Financial Statements.

         As a result of the above, operating income increased to $19.6 million (operating income of $23.1 million excluding litigation settlement charges) in fiscal 1998 from an operating loss of $144.5 million (operating income of $22.1 million excluding the $166.6 million pre-tax charge) in fiscal 1997. As a percentage of sales, operating income was 3.3% of sales (operating income of 3.9% of sales excluding litigation settlement charges) in fiscal 1998, compared to an operating loss of 16.1% of sales (operating income of 2.5% of sales excluding the $166.6 million pre-tax charge) in fiscal 1997.

         Net interest expense increased $586,000 to $13.4 million in fiscal 1998 from $12.8 million in fiscal 1997, primarily due to a change in the Company's method of financing foreign merchandise purchases with bank borrowings in fiscal 1998 versus the use of bankers' acceptances in fiscal 1997, partially offset by lower interest rates on bank borrowings and lower average levels of bank borrowings in fiscal 1998 versus fiscal 1997.

         Taxes on earnings for fiscal 1998 were $2.4 million, yielding an effective tax rate of 39.0%, compared to an income tax benefit of $45.8 million in fiscal 1997, yielding an effective tax rate of 29.2%. The difference in the effective tax rate primarily reflects the impact of the additional valuation reserve applied against deferred tax accounts as of February 1, 1997. See Note 4 to the Consolidated Financial Statements for further discussion of taxes on earnings.

         Net earnings for fiscal 1998 were $3.8 million, compared to a net loss of $111.4 million in fiscal 1997.

Financial Condition

                    January 30, 1999 versus January 31, 1998

     The decrease in accounts receivable at January 30, 1999 from January 31, 1998 was primarily due to the receipt of litigation settlement proceeds in April, 1998.

     The increase in merchandise inventories at January 30, 1999 from January 31, 1998 was primarily due to an increase in in-transit inventory.

         The decrease in net property, plant and equipment at January 30, 1999 from January 31, 1998 is the result of recording $13.6 million in depreciation expense during fiscal 1999, partially offset by capital expenditures of $9.9 million incurred by the Company in fiscal 1999, primarily for opening new stores and the renovation of existing units.

         The decrease in other assets at January 30, 1999 was primarily due to receipt of funds held in escrow related to the sales of the Company's Parade of Shoes and SCOA footwear businesses.

         The increase in accounts payable at January 30, 1999 from January 31, 1998 is primarily due to the increase in in-transit inventory. The ratio of accounts payable to merchandise inventory was 34.0% at January 30, 1999, compared to 32.7% at January 31, 1998.

         The decrease in accrued expenses at January 30, 1999 from January 31, 1998 was primarily due to payments of costs related to the restructuring of the Company's footwear operations, including severance and employee benefits, lease obligations and other various restructuring costs.

Liquidity and Capital Resources

         The Company's primary cash needs have historically been for operating expenses, working capital, interest payments, capital expenditures for ongoing operations and acquisitions. In fiscal 1999, the Company's primary source of capital to finance its cash needs was cash provided by operating activities.

         The Company's pending Repp Acquisition is contingent upon securing additional financing for the purchase price and working capital needs for the operation of the approximately 159 United States Repp Ltd. Big & Tall retail locations and the Repp Ltd. by Mail catalog.

         On May 30, 1997, the Company established two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc., to finance its apparel and footwear businesses. The apparel facility was a $100 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. (the "Apparel Credit Facility"). The Apparel Credit Facility is secured by all the capital stock of The Casual Male, Inc. and four other subsidiaries of the Company. The aggregate commitment under the Apparel Credit Facility was reduced from $100 million to $90 million on December 31, 1997, by amendment was increased to $95 million on April 3, 1998, was reduced by $10.0 million on December 31, 1998 and will automatically reduce by $10.0 million on December 31, 1999. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires May 31, 2000.

         To finance its JBI Footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all the assets of JBI, Inc. and Morse Shoe, Inc., with BankBoston Retail Finance Inc. (formerly known as GBFC, Inc.) and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires May 31, 2001.

         As  of  January  30,  1999,   the  Company  had  aggregate   borrowings
outstanding under its Apparel Credit Facility and its Footwear Credit Facility totaling $63.7 million and $31.2 million, respectively, consisting of loans and obligations under letters of credit.

         Net cash provided by operating activities for fiscal 1999 was $19.3 million, compared to net cash used in operating activities of $23.4 million in fiscal 1998. The $42.8 million increase was primarily due to lower inventory expenditures and lower payments related to the restructuring of the Company's footwear operations in fiscal 1999 versus fiscal 1998, and a decreased in net accounts receivable in fiscal 1999 (primarily due to receipt of litigation settlement proceeds) versus an increase in net accounts receivable in fiscal 1998. Net cash used in operating activities for fiscal 1998 was $23.4 million, compared to net cash provided by operating activities of $9.6 million in fiscal 1997. The $33.0 million decrease was primarily due to expenditures related to the Footwear Restructuring and the receipt of an $8.3 million federal income tax refund in the first six months of fiscal 1997.

         Net cash used in investing activities for fiscal 1999 was $7.8 million, compared to net cash provided by investing activities of $51.9 million in fiscal 1998. The $59.7 million change was primarily due to receipt of $60.1 million in proceeds from the sales of the SCOA and Parade of Shoes businesses in fiscal 1998 versus receipt of $2.9 million in sale proceeds in fiscal 1999. Net cash provided by investing activities for fiscal 1998 was $51.9 million, compared to net cash used in investing activities of $14.5 million in fiscal 1997. The $66.4 million increase was primarily due to the receipt of $60.1 million in proceeds from the sales of the SCOA and Parade of Shoes businesses in fiscal 1998.

         Net cash used in financing activities for fiscal 1999 was $11.8 million, compared to net cash used in financing activities of $28.5 million in fiscal 1998. The $16.7 million change was primarily due to net repayment of $11.6 million of indebtedness during fiscal 1999 versus net repayment of $27.8 million of indebtedness during fiscal 1998. Net cash used in financing activities for fiscal 1998 was $28.5 million, compared to net cash provided by financing activities of $5.6 million in fiscal 1997. The $34.1 million decrease was primarily due to a net repayment of indebtedness of $27.8 million in fiscal 1998, compared to repayment of indebtedness of $8.7 million in fiscal 1997 and the receipt of $14.9 million in net proceeds from the Mortgage Loan, referred to below, in fiscal 1997.

         The Company invested $9.9 million, $8.8 million and $16.4 million in capital expenditures during fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The Company's capital expenditures generally relate to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

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

         The Company expects to open approximately 15 Casual Male Big & Tall stores and 5 JBI Footwear departments and to close approximately 10 Casual Male Big & Tall stores, 2 Work `n Gear stores and 12 JBI Footwear departments in fiscal 2000. These numbers do not reflect the closing and reopening of the approximately 150 Hills /Ames stores during fiscal 2000 nor do they reflect any additional units which may be opened in the Repp Acquisition.

         The Company believes amounts available under its revolving credit facilities, along with other potential sources of funds and cash flows from operations, will be sufficient to meet its operating and capital requirements for its existing businesses for the foreseeable future. From time to time, the Company evaluates potential acquisition candidates, including the pending Repp Acquisition, in pursuit of strategic initiatives and growth goals in its niche apparel markets. Financing of potential acquisitions will be determined based on the financial condition of the Company at the time of such acquisitions and may include borrowings under current or new commercial credit facilities or the issuance of publicly issued or privately placed debt or equity securities.

Year 2000 Compliance

     The statements in this section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

         The Company is faced with "Year 2000" remediation issues. Many computer programs were written with a two-digit date field, which, if not made Year 2000 compliant, will be unable to correctly process date information on or after January 1, 2000.

The Company's State of Readiness
         The Company established a Year 2000 committee comprised of senior management of the Company and also engaged an independent consulting firm to assist in remediation of the Company's Year 2000 issues. The Company evaluated its internal computer systems and while the data processing systems were found to be impacted to some extent, Year 2000 issues were found to be most significant in connection with various mainframe computer programs. In fiscal 1997, the Company developed a plan to address Year 2000 issues as they related to the mainframe computer programs and began the process to convert such computer programs to be Year 2000 compliant. During fiscal 1999, the Company completed the conversion of its three primary mainframe computer programs to be Year 2000 compliant.

         During fiscal 1999, the Company undertook an inventory of its non-information technology systems. Such inventory is substantially complete and, where appropriate, the Company has made contingency plans in order to minimize any adverse effect Year 2000 issues may have on such non-information technology systems.

         During fiscal 1999, the Company communicated with and completed a compilation of detailed information regarding its key business partners and major suppliers to determine to what extent the Company may be vulnerable to third party Year 2000 issues. Although the Company does not currently anticipate it will experience any material business interruptions or shipment delays from its key business partners and major suppliers due to Year 2000 issues, at this time, the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of its key business partners and major suppliers to achieve Year 2000 compliance.

         The Company is not dependent on a single source for any products or services. In the event a third party is unable to provide material products or services to the Company due to a Year 2000 computer systems failure, the Company believes it has adequate alternate sources for such products or services. If alternate sources are used, there can be no guarantee that similar or identical products or services would be available on the same terms and conditions or that the Company would not experience some adverse effect as a result of switching to such alternate sources.

Costs to Address the Year 2000
         The Company's total Year 2000 expenditures are estimated to be approximately $4.0 million, of which approximately $2.0 million are for incremental costs, and are being funded through operating cash flows. Certain other non-Year 2000 computer system projects were deferred in order to ensure completion of the Company's Year 2000 compliance efforts. Although management believes deferring such projects has not had a material adverse effect on the Company's operations, it expects these projects, when implemented, will positively impact future results. The Company is expensing all costs associated with Year 2000 computer system changes as the costs are incurred. To date, the Company has expended approximately $3.5 million on Year 2000 projects.

Risk Analysis
         Similar to most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its key business partners and major suppliers. Although the full consequences are not known, the failure of either the Company's systems or those of material third parties to conform to the Year 2000, as noted above, could impair the Company's ability to deliver product to its stores in a timely fashion, which could result in potential lost sales opportunities and additional expenses. The Company's Year 2000 project seeks to identify and minimize this risk and includes testing of internally generated systems and purchased hardware and software to ensure, to the extent feasible, all such systems will function before and after the year 2000.

Contingency Plans
         The Company has developed contingency plans, which will attempt to minimize disruption to the Company's operations in the event of Year 2000 computer systems failures. While no assurances can be given, because of the Company's extensive efforts to formulate and carry out an effective Year 2000 program, the Company believes its program will be completed on a timely basis and should effectively minimize disruption to the Company's operations due to Year 2000 issues.

Certain Factors That May Affect Future Results

         The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. Company management may also make written or oral forward-looking statements in other documents it files with the SEC, in its annual report to stockholders, in press releases and other written materials, and in oral statements made by officers, directors or employees of the Company. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results, and could cause actual results, performance or achievements of the Company for fiscal 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, availability of credit, interest rates, the impact of competition and pricing, the weather, the financial condition of the retailers in whose stores the Company operates licensed footwear departments, changes in existing or potential duties, tariffs or quotas, availability of suitable store locations on appropriate terms, ability to hire and train associates and costs, timing and effectiveness of Year 2000 conversion. You should carefully review and consider all of these factors and should be aware there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Item 7(a).  QUANTITATive and Qualitative Disclosures About Market Risk.

None.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                         J. BAKER, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

Consolidated Financial Statements:                                                                       PAGE


         Independent Auditors' Report                                                                      20

         Consolidated balance sheets as of January 30, 1999 and January 31, 1998                           21

         Consolidated statements of earnings for the years ended January 30, 1999,                         22
January 31, 1998 and February 1, 1997

         Consolidated statements of stockholders' equity for the years ended                               23
January 30, 1999, January 31, 1998 and February 1, 1997

         Consolidated statements of cash flows for the years ended January 30, 1999,                       24
January 31, 1998 and February 1, 1997

         Notes to consolidated financial statements                                                        25


All schedules have been omitted as they are inapplicable or not required, or the information has been included in the consolidated financial statements or in the notes thereto.

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
J. Baker, Inc.:


We have audited the accompanying consolidated balance sheets of J. Baker, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Baker, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and their results of operations and cash flows for each of the years in the three-year period ended January 30, 1999, in conformity with generally accepted accounting principles.




                                            KPMG Peat Marwick LLP


Boston, Massachusetts
March 17, 1999

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      January 30, 1999 and January 31, 1998

        Assets                                                                        1999                   1998
        ------                                                                        ----                   ----
Current assets:
    Cash and cash equivalents                                                     $   3,679,115         $   3,995,995
    Accounts receivable:
        Trade, net                                                                    9,979,178             8,155,156
        Other                                                                         2,768,651             9,485,578
                                                                                    -----------           -----------
                                                                                     12,747,829            17,640,734
                                                                                    -----------            ----------

    Merchandise inventories                                                         164,057,913           159,407,002
    Prepaid expenses                                                                  3,595,858             4,418,171
    Deferred income taxes, net                                                        4,535,000             5,230,000
                                                                                    -----------           -----------
             Total current assets                                                   188,615,715           190,691,902
                                                                                    -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                               19,726,648            19,532,487
    Furniture, fixtures and equipment                                                76,008,130            72,359,381
    Leasehold improvements                                                           26,869,958            24,832,306
                                                                                    -----------           -----------
                                                                                    122,604,736           116,724,174
    Less accumulated depreciation and amortization                                   54,109,006            44,595,098
                                                                                    -----------           -----------
             Net property, plant and equipment                                       68,495,730            72,129,076
                                                                                    -----------           -----------

Deferred income taxes, net                                                           55,404,641            55,950,000
Other assets, at cost, less accumulated amortization                                 11,518,573            16,296,434
                                                                                    -----------           -----------
                                                                                   $324,034,659          $335,067,412
                                                                                    ===========           ===========
        Liabilities and Stockholders' Equity Current liabilities:
    Current portion of long-term debt                                             $   2,112,955         $   2,060,387
    Accounts payable                                                                 55,830,124            52,108,352
    Accrued expenses                                                                  8,772,148            14,176,048
    Income taxes payable                                                              1,811,701               979,560
                                                                                      ---------               -------
             Total current liabilities                                               68,526,928            69,324,347
                                                                                     ----------            ----------

Other liabilities                                                                     2,741,591             4,229,800
Long-term debt, net of current portion                                              104,229,825           114,407,640
Senior subordinated debt                                                                      -             1,490,111
Convertible subordinated debt                                                        70,353,000            70,353,000

Stockholders' equity:
    Common stock, par value $.50 per share, authorized 40,000,000 shares,
      14,064,526 shares issued and outstanding in 1999 (13,919,577 in 1998)           7,032,263             6,959,789
    Preferred stock, par value $1.00 per share, authorized 2,000,000 shares
      (none issued and outstanding)                                                           -                     -
    Series A junior participating cumulative preferred stock, par value $1.00
      per share, authorized 100,000 shares (none issued and outstanding)                      -                     -
    Additional paid-in capital                                                      117,353,846           115,697,467
    Accumulated deficit                                                             (46,202,794)          (47,394,742)
                                                                                    -----------           -----------
             Total stockholders' equity                                              78,183,315            75,262,514
                                                                                     ----------            ----------
                                                                                   $324,034,659          $335,067,412
                                                                                   ============          ============

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Statements of
                 Earnings For the years ended January 30, 1999,
                      January 31, 1998 and February 1, 1997


                                                                  1999                   1998                   1997
                                                                  ----                   ----                   ----
Net sales                                                      $584,276,206           $592,151,411           $897,491,941

Cost of sales                                                   324,359,899            327,826,816            542,246,938
                                                                -----------            -----------            -----------

      Gross profit                                              259,916,307            264,324,595            355,245,003

Selling, administrative and general expenses                    226,439,442            226,151,041            347,977,056

Depreciation and amortization                                    15,767,752             15,102,619             29,430,473

Restructuring and other non-recurring charges                             -                      -            122,309,000

Litigation settlement charges                                             -              3,432,000                      -
                                                                -----------            -----------            -----------

      Operating income (loss)                                    17,709,113             19,638,935           (144,471,526)

Interest income                                                    (192,112)              (108,750)              (253,750)

Interest expense                                                 14,723,707             13,496,578             13,056,127
                                                                 ----------             ----------             ----------

      Earnings (loss) before income taxes                         3,177,518              6,251,107            (157,273,903)

Income tax expense (benefit)                                      1,144,000              2,438,000             (45,846,000)
                                                                  ---------              ---------             -----------

      Net earnings (loss)                                      $  2,033,518           $  3,813,107           $(111,427,903)
                                                               ============           ============           =============

Earnings (loss) per common share:
      Basic                                                     $      0.15            $      0.27           $       (8.02)
                                                                ===========            ===========           =============

      Diluted                                                   $      0.14            $      0.27           $       (8.02)
                                                                ===========            ===========           =============

Number of shares used to compute
  earnings (loss) per common share:
      Basic                                                      14,006,478             13,911,080              13,887,544
                                                                 ==========             ==========              ==========

      Diluted                                                    14,139,735             13,970,299              13,887,544
                                                                 ==========             ==========              ==========

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Statements of
                Stockholders' Equity For the years ended January
                 30, 1999, January 31, 1998 and February 1, 1997

                                                                                           Retained
                                                                          Additional       Earnings/         Total
                                                 Common Stock              Paid-in       (Accumulated    Stockholders'
                                          Shares            Amount         Capital          Deficit)         Equity
                                          ------            ------         -------          --------         ------

Balance, February 3, 1996               13,872,647        $6,936,324       $115,213,017    $61,888,069    $184,037,410


Net loss for the year ended
    February 1, 1997                             -                 -                  -   (111,427,903)   (111,427,903)
Shares issued in connection with the
  acquisition of Shoe Corporation
  of America                                 6,001             3,001            104,942              -         107,943
Exercise of stock options                   13,749             6,874             98,264              -         105,138
Dividends paid ($.06 per share)                  -                 -                  -       (833,328)       (833,328)
                                          --------          --------           --------    -----------     -----------

Balance, February 1, 1997               13,892,397         6,946,199        115,416,223    (50,373,162)     71,989,260


Net earnings for the year ended
    January 31, 1998                             -                 -                  -      3,813,107       3,813,107
Exercise of stock options                    8,500             4,250             43,550              -          47,800
Shares issued to certain employees          18,680             9,340            237,694              -         247,034
Dividends paid ($.06 per share)                  -                 -                  -       (834,687)       (834,687)
                                            --------        --------           --------      ---------       ---------

Balance, January 31, 1998               13,919,577         6,959,789        115,697,467    (47,394,742)     75,262,514


Net earnings for the year ended
    January 30, 1999                             -                 -                  -      2,033,518        2,033,518
Exercise of stock options                   23,199            11,599            442,941              -          454,540
Shares issued to certain employees         121,750            60,875          1,213,438              -        1,274,313
Dividends paid ($.06 per share)                  -                 -                  -       (841,570)        (841,570)
                                          --------          --------           --------      ---------      ----------

Balance, January 30, 1999               14,064,526        $7,032,263       $117,353,846  $(46,202,794)     $78,183,315
                                        ==========        ==========       ============  ============      ===========

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash
                   Flows For the years ended January 30, 1999,
                      January 31, 1998 and February 1, 1997

                                                                        1999               1998                 1997
                                                                        ----               ----                 ----
Cash flows from operating activities:
      Net earnings (loss)                                          $   2,033,518         $  3,813,107        $(111,427,903)
      Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
         Depreciation and amortization:
             Fixed assets                                             13,575,597           13,334,762           21,151,307
             Deferred charges, intangible assets and
                deferred financing costs                               2,200,066            1,806,557            8,317,866
         Deferred income taxes, net                                    1,240,359            2,567,000          (47,610,000)
         Loss on disposals and revaluation of assets                           -                    -           99,600,000
         Change in:
             Accounts receivable                                       6,332,655              568,003            1,544,648
             Merchandise inventories                                  (4,650,911)         (15,442,592)          50,782,034
             Prepaid expenses                                            822,313            1,612,862           (1,758,077)
             Accounts payable                                          3,721,772           (4,897,733)         (29,177,966)
             Accrued expenses                                         (5,401,922)         (18,514,062)           5,340,437
             Income taxes payable/receivable                             832,141             (401,104)           8,617,396
             Other liabilities                                        (1,368,545)          (7,873,826)           4,182,155
                                                                      ----------           ----------            ---------
                Net cash provided by (used in)
                 operating activities                                 19,337,043          (23,427,026)           9,561,897
                                                                      ----------          -----------            ---------

Cash  flows from investing activities: Capital expenditures for:
         Property, plant and equipment                                (9,942,251)          (8,810,193)         (16,420,644)
         Other assets                                                   (795,360)          (2,304,132)          (1,921,816)
      Payments received on note receivable                                     -            2,900,000            3,888,000
      Net proceeds from sales of footwear businesses                   2,902,335           60,134,835                    -
                                                                       ---------           ----------           ----------
                Net cash provided by (used in)
                  investing activities                                (7,835,276)          51,920,510          (14,454,460)
                                                                      ----------           ----------          -----------

Cash flows from financing activities:
      Repayment of senior debt                                        (1,500,000)          (1,500,000)          (1,500,000)
      Repayment of revolving credit facility                          (9,564,859)        (125,800,000)          (7,200,000)
      Proceeds from apparel and footwear credit
          facilities                                                                                -           99,980,354
-
      Proceeds from (repayment of) mortgage payable                     (560,388)            (512,327)          15,500,000
      Payment of mortgage escrow, net                                    (61,933)             (94,779)            (605,215)
      Proceeds from issuance of common stock, net of retirements         710,103              294,834              213,081
      Payment of dividends                                              (841,570)            (834,687)            (833,328)
                                                                        --------             --------             --------
                Net cash provided by (used in)
                  financing activities                               (11,818,647)         (28,466,605)           5,574,538
                                                                     -----------          -----------            ---------

Net increase (decrease) in cash and cash equivalents                    (316,880)              26,879              681,975

Cash and cash equivalents at beginning of year                         3,995,995            3,969,116            3,287,141
                                                                       ---------            ---------            ---------

Cash and cash equivalents at end of year                            $  3,679,115         $  3,995,995         $  3,969,116
                                                                    ============         ============         ============

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             January 30, 1999, January 31, 1998 and February 1, 1997

(1)      Summary of Significant Accounting Policies
         ------------------------------------------

         Nature of Operations
            J. Baker, Inc. and subsidiaries (the "Company") is engaged in the retail sale of apparel and footwear. As of January 30, 1999, the Company's Casual Male Big & Tall, Work 'n Gear and JBI Footwear businesses operated a total of 1,395 locations in 47 states and the District of Columbia. The Company operates the 453 store chain of Casual Male Big & Tall stores, which sell fashion, casual and dress clothing and footwear to the big and tall man; the Work 'n Gear chain, consisting of 65 work clothing stores, which sell a wide selection of workwear as well as healthcare apparel and uniforms for industry and service businesses, and 2 RX Uniforms stores, which exclusively sell healthcare apparel; and 875 self-service licensed footwear departments in discount department stores. See Note 9 for information regarding the Company's restructuring of its footwear operations and the related divestitures of the Company's Shoe Corporation of America ("SCOA") and Parade of Shoes divisions.

         Basis of Presentation and Principles of Consolidation
            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

         Fiscal Year
            The Company follows a 52 to 53 week fiscal year ending on the Saturday nearest January 31.

         Fair Value of Financial Instruments
            The carrying amount of cash, cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Fair value of the Company's long-term instruments is estimated based on market values for similar instruments. At January 30, 1999, the difference between the carrying value of long-term instruments and their estimated fair value is not material.

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

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
            On February 4, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

         Earnings (Loss) Per Common Share
            In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("EPS"), which the Company adopted in fiscal 1998. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares, after giving effect to all potentially dilutive common shares outstanding during the period.

            The calculation of diluted earnings (loss) per common share includes the dilutive effect of outstanding stock options and warrants for fiscal 1999. Stock options and warrants are excluded from the calculation for fiscal 1998 and fiscal 1997 because their effect would be antidilutive. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for fiscal 1999, fiscal 1998 and fiscal 1997 because its effect would be antidilutive. All net earnings (loss) per common share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

            Net earnings (loss) and shares used to compute net earnings (loss) per share, basic and diluted, are reconciled below:

                                                                    1999                 1998                 1997
                                                                    ----                 ----                 ----
                  Net earnings (loss), basic and diluted        $ 2,033,518            $ 3,813,107       $(111,427,903)
                                                                ===========            ===========       =============
                  Weighted average common shares:

                      Basic                                      14,006,478             13,911,080          13,887,544

                           Effect of dilutive securities:

                             Stock options and performance
                                 share awards                       133,257                 59,219                   -
                                                                    -------                 ------            --------

                      Diluted                                    14,139,735             13,970,299          13,887,544
                                                                 ==========             ==========          ==========


         Revenue Recognition
            The Company recognizes revenue in its retail stores and licensed footwear departments at the time of sale.

         Store Opening and Closing Costs
            Store opening costs are expensed as incurred. All costs related to store closings are expensed at the time the decision is reached to close the store.

         Stock Options
            Prior to February 4, 1996, the Company accounted for stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 4, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value on the date of grant of all stock-based awards. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Income Taxes
            Deferred taxes are provided for using the asset and liability method for temporary differences between financial and tax reporting.

         Effect of Accounting Changes
            In fiscal 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and
            Related Information" and SFAS No. 132, "Employers Disclosures About Pensions and Other Post-Retirement Benefits". Current financial statements are presented in accordance with these SFAS.

         Reclassifications
            Certain   reclassifications  have  been  made  to  the  consolidated
            financial   statements  of  prior  years  to  conform  to  the  1999
            presentation.

(2)      Accounts Receivable
         -------------------

            Trade accounts receivable are comprised principally of amounts due from licensors of the Company's JBI Footwear division. The Company performs regular credit evaluations of its licensors and generally does not require collateral from its licensors.

            The following is a summary of the activity affecting the allowance for doubtful accounts receivable for the years ended January 30, 1999, January 31, 1998 and February 1, 1997.

                                                                          1999             1998               1997
                                                                          ----             ----               ----
                  Balance, beginning of year                         $   577,458        $5,286,617         $3,217,429

                  Additions charged to expense                            10,000            15,000          2,200,000

                  Write-offs, net of recoveries                         (402,458)       (4,724,159)          (130,812)
                                                                        --------        ----------           --------

                  Balance, end of year                               $   185,000       $   577,458         $5,286,617
                                                                     ===========       ===========         ==========

(3)      Debt
         ----
         Long-Term Debt
            Long-term debt at January 30, 1999 and January 31, 1998 was comprised of:

                                                                                          1999                 1998
                                                                                          ----                 ----
                  Apparel credit facility (weighted average interest rate             $59,500,000           $66,300,000
                    of 7.8% in fiscal 1999 and  7.4% in fiscal 1998)

                  Footwear credit facility (weighted average interest rate             30,915,495            33,680,354
                    of 8.3% in fiscal 1999 and 8.0% in fiscal 1998)

                  Mortgage note, net of current portion                                13,814,330            14,427,286
                                                                                       ----------            ----------
                    (interest rate of 9.0%)
                                                                                     $104,229,825          $114,407,640
                                                                                     ============          ============

            On May 30, 1997, the Company established two separate revolving credit facilities, both of which are guaranteed by J. Baker, Inc., to finance its apparel and footwear businesses The apparel facility was a $100 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. (the "Apparel Credit Facility"). The Apparel Credit Facility is secured by all the capital stock of The Casual Male, Inc. and four other subsidiaries of the Company. The aggregate commitment under the Apparel Credit Facility was reduced from $100 million to $90 million on December 31, 1997, by amendment was increased to $95 million on April 3, 1998, was reduced by $10 million on December 31, 1998 and will automatically reduce by $10.0 million on December 31, 1999. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires May 31, 2000.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            To finance its JBI Footwear business, the Company obtained a $55 million revolving credit facility, secured by substantially all the assets of JBI, Inc. and Morse Shoe, Inc., with BankBoston Retail Finance Inc. (formerly known as GBFC, Inc.) and Fleet National Bank (the "Footwear Credit Facility"). The aggregate commitment under the Footwear Credit Facility was reduced by $5 million on June 30, 1997. Aggregate borrowings under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires May 31, 2001.

            As of January 30, 1999, the Company had aggregate borrowings outstanding under its Apparel Credit Facility and its Footwear Credit Facility totaling $63.7 million and $31.2 million, respectively, consisting of loans and obligations under letters of credit.

            On December 30, 1996, JBAK Canton Realty, Inc. ("JBAK Realty"), a wholly-owned subsidiary of JBAK Holding, Inc. ("JBAK Holding") and an indirect, wholly-owned subsidiary of the Company, obtained a $15.5 million mortgage loan from The Chase Manhattan Bank (the
            "Mortgage Loan") secured by the real estate, buildings and other improvements located at 555 Turnpike Street, Canton, Massachusetts (the "Canton Property") owned by JBAK Realty. JBAK Realty leases the Canton Property to JBI, Inc. ("JBI"), a wholly-owned subsidiary of the Company. The Canton Property is used as the Company's corporate headquarters. Neither JBAK Holding nor JBAK Realty have agreed to pay or make their assets available to pay creditors of the Company or of JBI. Neither the Company nor JBI have agreed to make their assets available to pay creditors of JBAK Holding or of JBAK Realty. Proceeds of the Mortgage Loan were used to pay down loans under the Company's revolving credit facility. This loan is being repaid in equal monthly payments of principal and interest over 15 years.

         Senior Subordinated Debt
            In June 1989, the Company issued $35 million of senior subordinated notes with detachable warrants, which enable the holders to purchase 600,000 shares of the Company's common stock at a price of $20 per share, subject to adjustments, and which expire in May, 1999. At January 30, 1999, the detachable warrants enable holders to purchase approximately 640,000 shares at $18.80 per share. Subject to certain conditions, the Company may repurchase all, but not less than all, of the outstanding warrants at a price equal to the product of (a) the aggregate number, as of such time, of shares of common stock issuable upon exercise of the warrant by (b) $18.80 and multiplying the product thereof by 50%. The senior subordinated notes of $1,498,023 at January 30, 1999 ($2,990,111 at January 31, 1998) are
            presented net of $1,977 ($9,889 at January 31,1998), which reflects the unaccreted portion of the $1,710,000 value originally assigned to the detachable warrants. The value of the warrants was recorded as additional paid-in capital and is being accreted using the effective-interest method.

            The senior subordinated debt was reduced by $27.5 million in June, 1992 with proceeds from the $70 million 7% convertible subordinated notes referred to below. The senior subordinated notes are due in installments of $1.5 million per year beginning in May, 1995 with a final payment in May, 1999. Interest, currently at 13.21%, is payable quarterly.

         Convertible Subordinated Debt
            Convertible subordinated debt at January 30, 1999 and January 31, 1998 was comprised of:

                                                                                   1999                  1998
                                                                                   ----                  ----
                  7% convertible subordinated notes                              $70,000,000           $70,000,000
                  Convertible debentures                                             353,000               353,000
                                                                                  ----------            ----------
                                                                                 $70,353,000           $70,353,000
                                                                                 ===========           ===========

            In June 1992, the Company issued $70 million of 7% convertible subordinated notes due 2002. The notes are convertible into common stock at a conversion price of $16.125 per share, subject to adjustment in certain events.

            The convertible debentures began accruing interest on January 15, 1997 at a rate of 8% and no principal will be payable until January 15, 2002. The debt is subject, under certain circumstances, to mandatory conversion. Approximately 6,500 shares of J. Baker common stock are reserved for any future conversions of the convertible debentures.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            The Company's revolving credit facilities and senior subordinated notes contain various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends and the maintenance of specified financial ratios, minimum levels of working capital and other financial criteria. As of January 30, 1999, the Company was in compliance with all such covenants except for certain of its Footwear Credit Facility covenants, for which compliance was waived.

            The Company is restricted, under various debt agreements, from paying cash dividends unless tangible net worth exceeds certain required levels. As defined by the most restrictive of those agreements, minimum tangible net worth, as so defined, was $67.1 million at January 30, 1999. At January 30, 1999, the Company's tangible net worth, as so defined, was approximately $76.1 million.

            Scheduled   principal   repayments   of   long-term   debt,   senior
            subordinated notes and convertible subordinated debt for the next five fiscal years and thereafter are as follows:

                             Fiscal year
                           ending January
                           --------------
                                2000                                            $  2,112,955
                                2001                                              91,085,950
                                2002                                               1,086,348
                                2003                                              70,802,141
                                2004                                                 877,387
                                Thereafter                                        10,730,999

(4)      Taxes on Earnings
         -----------------

            Income tax expense (benefit) attributable to income (loss) from operations consists of:

                                                                     Current             Deferred                Total
                Year ended January 30,1999:
                  Federal                                          $       -          $   631,000           $   631,000
                  State and city                                      450,000              63,000               513,000
                                                                      -------              ------               -------
                                                                   $  450,000         $   694,000           $ 1,144,000
                                                                   ==========         ===========           ===========
                Year ended January 31, 1998:
                  Federal                                          $ (604,000)        $ 2,130,712           $ 1,526,712
                  State and city                                      475,000             436,288               911,288
                                                                      -------             -------               -------
                                                                   $ (129,000)        $ 2,567,000           $ 2,438,000
                                                                   ==========         ===========           ===========
                Year ended February 1, 1997:
                  Federal                                          $        -         $(32,688,000)        $(32,688,000)
                  State and city                                    1,764,000          (14,922,000)         (13,158,000)
                                                                    ---------          -----------          -----------
                                                                   $1,764,000         $(47,610,000)        $(45,846,000)
                                                                   ==========         ============         ============

             The following is a reconciliation between the statutory federal income tax rate and the Company's effective rate for the years ended January 30, 1999, January 31, 1998 and February 1, 1997:

                                                                        1999                  1998                  1997
                                                                        ----                  ----                  ----
                Statutory federal income tax rate                       35.0%                  35.0%               (35.0%)
                State income taxes, net of federal
                  income tax benefit                                    10.5%                   9.5%                (5.4%)
                Change in beginning of year balance of the valuation
                  allowance for deferred tax assets                     (9.5%)                    -                  7.4%
                Other                                                     -                    (5.5%)                3.8%
                                                                        ----                   ----                 ----
                                                                        36.0%                  39.0%               (29.2%)
                                                                        ====                   ====                =====

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

             The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at January 30, 1999 and January 31, 1998 are presented below:

                                                                                 1999                       1998
                                                                                 ----                       ----
              Deferred tax assets:
                 Accounts receivable                                         $    81,000               $    177,000
                 Inventory                                                     2,210,000                  6,006,000
                 Intangible assets                                             3,480,641                  3,114,000
                 Other assets                                                          -                     23,000
                 Nondeductible accruals and reserves                                   -                    876,000
                 Operating loss and credit carryforwards                      89,676,000                 88,763,000
                                                                              ----------                 ----------
                     Total gross deferred tax assets                          95,447,641                 98,959,000
                     Less valuation allowance                                (25,669,000)               (26,636,000)
                                                                             -----------                -----------
                     Net deferred tax assets                                  69,778,641                 72,323,000
                                                                              ----------                 ----------

              Deferred tax liabilities:
                 Property, plant and equipment                                (6,509,000)                (7,817,000)
                 Intangible assets                                            (1,669,000)                  (736,000)
                 Nondeductible accruals and reserves                          (1,661,000)                         -
                 Other liabilities                                                     -                 (2,590,000)
                                                                              ----------                 ----------
                     Total gross deferred tax liabilities                     (9,839,000)               (11,143,000)
                                                                              ----------                -----------
                     Net deferred tax asset                                  $59,939,641                $61,180,000
                                                                             ===========                ===========

            At January 30, 1999 and January 31, 1998, net deferred tax asset consisted of the following:

                ---                                                          ---                         ---
                                                                                  1999                      1998
                 Deferred tax asset, net - current                           $  4,535,000                $ 5,230,000
                 Deferred tax asset, net - non-current                         55,404,641                 55,950,000
                                                                               ----------                 ----------
                                                                             $ 59,939,641                $61,180,000
                                                                             ============                ===========

            At January 30, 1999, the Company has net operating loss carryforwards ("NOLS") and general business credit carryforwards for federal income tax purposes of approximately $195.0 million and $1.3 million, respectively, which expire in years ended January, 2002 through January, 2013. SFAS No. 109, "Accounting for Income Taxes", requires the tax benefit of such NOLS be recorded as an asset to the extent the Company assesses the utilization of such NOLS to be "more likely than not". The NOLS available for future utilization were generated principally by restructuring and other non-recurring charges, which are not expected to continue. The Company has determined, based upon the history of prior operating earnings in its ongoing businesses and its expectations for the future, that its operating income will more likely than not be sufficient to fully utilize the $195.0 million of NOLS prior to their expiration in the year 2013.

            The Company has minimum tax credit carryforwards of approximately $4.0 million available to reduce future regular federal income taxes, if any, over an indefinite period.

(5)      Pension and Profit Sharing Plans
         --------------------------------

            The Company has a noncontributory pension plan (the "Pension Plan"), which covers substantially all non-union employees and is administered by Trustees who are officers of the Company. In March 1997, the Board of Directors of the Company approved an amendment to the Pension Plan, which resulted in the freezing of all future benefits under the plan as of May 3, 1997. As a result, the Company recognized a gain of $3.7 million, which had an after-tax effect of $2.2 million, in fiscal 1998. The curtailment gain is included in selling, administrative and general expenses for the fiscal year ended January 31, 1998.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            The following table sets forth the Pension Plan's funded status at January 30, 1999 and January 31, 1998:

                                                                                    1999                   1998
                  Change in benefit obligation:
                      Balance at beginning of year                              $15,368,000             $18,832,000
                      Benefits and expenses paid                                 (1,248,000)             (1,336,000)
                      Service and interest costs                                  1,236,000               1,388,000
                      Actuarial (gains) losses                                     (498,000)                665,000
                      Effect of curtailment                                               -              (4,181,000)
                                                                                 ----------              ----------
                           Balance at end of year                                14,858,000              15,368,000

                  Change in fair value of plan assets:
                      Balance at beginning of year                               19,146,000              15,737,000
                      Actual return on plan assets                                5,399,000               3,432,000
                      Employer contributions                                              -               1,313,000
                      Benefits and expenses paid                                 (1,248,000)             (1,336,000)
                                                                                 ----------              ----------
                           Balance at end of year                                23,297,000              19,146,000

                  Plan assets greater than benefit obligation                     8,439,000               3,778,000
                  Unrecognized net gain                                          (5,379,000)               (925,000)
                                                                                 ----------                --------
                  Prepaid pension cost                                          $ 3,060,000             $ 2,853,000
                                                                                ===========             ===========

            In December 1993, the Board of Directors of the Company established a Supplemental Retirement plan (the "Supplemental Plan") to provide benefits attributable to compensation in excess of $160,000 but less than $267,326. In December, 1998, the Board of Directors of the Company approved an amendment to the Supplemental Plan, which resulted in the freezing of all future benefits under the Plan as of December 31, 1998. As a result, the Company recognized a gain of $250,000. The curtailment gain is included in selling, administrative and general expenses for the fiscal year ended January 30, 1999. The following table sets forth the Supplemental Plan's funded status at January 30, 1999 and January 31, 1998:

                                                                                      1999                  1998
                                                                                      ----                  ----
                  Change in benefit obligation:
                      Balance at beginning of year                               $  691,000              $  700,000
                      Benefits and expenses paid                                     (2,000)                      -
                      Service and interest costs                                    119,000                 107,000
                      Plan change                                                         -                (116,000)
                      Effect of curtailment                                        (475,000)                      -
                                                                                   --------                --------
                           Total accumulated benefit obligations                    333,000                 691,000
                  Change in fair value of plan assets:
                      Balance at beginning of year                                        -                       -
                      Employer contributions                                          2,000                       -
                      Benefits and expenses paid                                     (2,000)                      -
                                                                                     ------                --------
                           Balance at end of year                                         -                       -

                  Plan assets less than benefit obligation                          (333,000)               (691,000)
                  Unrecognized prior service cost                                         -                  248,000
                  Unrecognized net gain                                             (126,000)               (130,000)
                                                                                    --------                --------
                  Accrued pension cost                                            $ (459,000)             $ (573,000)
                                                                                  ==========              ==========

            Assumptions used to develop the Plans' funded status were discount rate (7.0%) and increase in compensation levels (4.5%).

            Plan assets of the Pension Plan consist primarily of common stock, U.S. government obligations, mutual funds and insurance contracts.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            Net pension cost (benefit) for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 includes the following components:

                                                                              1999              1998             1997
                                                                              ----              ----             ----
                  Service cost (benefit) earned during the year          $   296,000       $   315,000       $1,828,000
                  Interest cost on projected benefit obligation            1,059,000         1,180,000        1,420,000
                  Expected return on plan assets                          (1,423,000)       (1,286,000)        (923,000)
                  Effect of curtailment                                     (250,000)       (3,669,000)               -
                                                                            --------        ----------       ----------
                      Net pension cost (benefit)                          $ (318,000)      $(3,460,000)      $2,325,000
                                                                          ==========       ===========       ==========

            Assumptions used to develop the net periodic pension cost for fiscal 1999 were discount rate (7.0%), expected long-term return on assets (9.0%) and increase in compensation levels (4.5%).

            In January, 1992, the Company implemented a qualified 401(k) profit sharing plan available to eligible full-time employees. Under the 401(k) plan, the Company matches 50% (25% for the year ended February 1, 1997) of the qualified employee's contribution up to 6% of the employee's salary (3% for the year ended February 1, 1997). The total cost of the matching contribution was $867,000, $897,000 and $379,000 for the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

            The Company has established incentive bonus plans for certain executives and employees. The bonus calculations are generally based on achievement of certain profit levels, as defined in the plans. For the years ended January 30, 1999, January 31, 1998 and February 1, 1997, $180,000, $70,000 and $145,500, respectively, was provided under the bonus plans.

            The Company does not provide post-retirement benefits, other than pensions as defined under SFAS No. 106.

(6)      Stock Options, Performance Share Awards and Restricted Stock Awards
         -------------------------------------------------------------------

            The Company has options outstanding under the Amended and Restated 1985 Stock Option Plan, the 1992 Directors' Stock Option Plan and the 1994 Equity Incentive Plan (the "Stock Option Plans"). In addition, the Company has granted options which are not part of any Stock Option Plan.

            The Amended and Restated 1985 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to officers and employees at an option price of not less than 100% of the fair market value of a share on the date of grant. Under this plan, no shares of common stock are available for grant at January 30, 1999, as no options could be granted thereunder after June, 1995.

            In fiscal 1995, the Company established the 1994 Equity Incentive Plan, which provides for the issuance of one million shares of common stock to officers and employees in the form of stock options (both incentive options and non-qualified options), grants of restricted stock, grants of performance shares and unrestricted grants of stock. Under this plan, at January 30, 1999, there are 130,550 shares of common stock available for grants of performance shares and 588,094 shares of common stock available for all other types of grants.

            Options granted under the Amended and Restated 1985 Stock Option Plan and the 1994 Equity Incentive Plan become exercisable either ratably over four or more years or upon grant, at the discretion of the Board of Directors, and expire ten years from date of grant.

            The 1992 Directors' Stock Option Plan provides for the automatic grant of 2,500 shares of the Company's common stock upon a director's initial election to the Board of Directors and at the close of business on the fifth business day following the Company's annual meeting of stockholders. Options under the Directors' Plan are granted at a price equal to the closing price of the Company's common stock on the date of grant. Options granted under the 1992 Directors' Plan are exercisable in full upon grant and expire ten years from date of grant. Under this plan, at January 30, 1999, there are 77,500 shares of common stock available for grants.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, $275,112 of compensation cost has been recognized for stock options in the Company's results of operations for fiscal 1999. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, net earnings and net earnings per common share would have decreased by $1,786,500 and $0.13 in fiscal 1999 and $1,458,000 and $0.10 in fiscal 1998, respectively, and net loss and net loss per common share would have increased by $940,000 and $0.07 in fiscal 1997.

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions used for grants in fiscal 1999, 1998,and 1997:

                                                                         1999             1998              1997
                                                                         ----             ----              ----
                  Risk-free interest rate                                 5.2%             5.8%              5.9%
                  Expected option lives                                7.7 years        6.8 years         6.8 years
                  Expected volatility                                    56.8%            51.5%             59.0%
                  Expected dividend yield                                 1.4%             0.8%              0.8%

            The effect of applying SFAS No. 123 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

            Data with respect to stock options for fiscal 1999, 1998 and 1997 is as follows:

                                                             1999                     1998                   1997
                                                    ----------------------  ----------------------- -----------------------
                                                                  Weighted                 Weighted                Weighted
                                                                   Average                  Average                 Average
                                                                  Exercise                 Exercise                Exercise
                                                     Shares         Price      Shares        Price      Shares       Price
                                                     ------         -----      ------        -----      ------       -----
                Outstanding at beginning of year   1,184,923        $ 8.37   1,072,430        $ 9.58   1,176,170       $15.30
                Granted                              264,686          7.61     637,500          7.16     731,262         8.70
                Exercised                            (23,199)         7.86      (8,500)         5.62     (13,749)        7.65
                Canceled                            (176,570)         6.92    (516,507)        11.13    (821,253)       16.55
                                                    --------                  --------                  --------
                Options outstanding at end of year 1,249,840          8.23   1,184,923          8.37   1,072,430         9.58
                                                   =========                 =========                 =========

                Options exercisable at end of year   585,751                   439,801                   516,027

                Weighted average fair-value of
                  options granted during the year      $5.06                     $3.78                     $4.94

            Effective as of February 5, 1996, the Board of Directors offered all employee participants in the Stock Option Plans the opportunity to reprice to $9.00 per share any then outstanding stock options with an exercise price in excess of $9.00 per share. On February 5, 1996, the fair market value of the Company's common stock was $5.25 per share. Pursuant to the repricing program, employees electing to reprice outstanding stock options were required to accept a reduced number of option shares commensurate with the reduction to $9.00 from the original grant price. Each repriced option retained the vesting schedule associated with the original grant. Holders of original option grants totaling 650,876 shares elected to reprice such options to $9.00, resulting in a reduction of such options held to 345,148 shares, which is contained in the number of options granted in fiscal 1997.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            The following table sets forth a summary of the stock options outstanding at January 30, 1999:

                                              Options Outstanding                             Options Exercisable
                                   --------------------------------------------------    --------------------------------
                                                 Weighted Average
                                                 Remaining
                   Range of          Number      Years of            Weighted Average      Number       Weighted Average
                Exercise price     Outstanding   Contractual Life     Exercise Price     Exercisable     Exercise Price
                --------------     -----------   ----------------     --------------     -----------     --------------
                $ 1.00-$ 8.63          564,870          7.6                $ 5.85            214,383          $ 6.37
                $ 8.88-$ 9.88          542,569          7.0                $ 9.14            274,967          $ 9.10
                $10.31-$17.00          107,401          8.0                $12.88             61,401          $13.61
                $19.25-$22.38           35,000          4.7                $20.95             35,000          $20.95
                                        ------                                                ------

                $ 1.00- $22.38       1,249,840          7.3                $ 8.23            585,751          $ 9.29
                                     =========                                               =======

            During fiscal 1997 and fiscal 1998, the Company granted Performance Share Awards, which entitled certain officers to shares of the Company's common stock in fiscal 1999 if the price of the common stock attained a "Target Price" (the average closing price of the Company's common stock for certain defined periods) between $10.00 and $15.00. In fiscal 1999, the Company granted 21,750 shares of the Company's common stock to eligible officers.

            During fiscal 1999, the Company granted certain officers stock price performance based restricted stock awards, pursuant to which the officers purchased, in the aggregate, 100,000 shares of the Company's common stock at a purchase price of $10.18 per share. Each of such officers executed a promissory note with the Company as consideration for the aggregate purchase price. Each note will be ratably forgiven over five years provided each of such officers remain employed by the Company during such time. In the event certain stock price appreciation criteria are not met during the performance period, the Company has the right to repurchase a portion of the shares, up to a maximum of 80% of each officer's shares, as defined in each agreement.

(7)      Commitments and Contingent Liabilities
         --------------------------------------

         Leases
            The Company leases its retail stores, computers, vehicles and certain of its offices and warehouse facilities. The Company also operates from leased premises under license agreements generally requiring payment of annual rentals contingent upon sales.

            The Company remains liable under certain leases and lease guaranties for premises previously leased by the Company for the operation of Parade of Shoes and Fayva footwear stores (the "Excess Property Leases"). The total liability under the Excess Property Leases is approximately $32.0 million as of January 30, 1999. The Company has reduced its actual liability by assigning or subleasing substantially all of the Excess Property Leases to unaffiliated third parties.

            At January 30, 1999, minimum rental commitments under operating leases are as follows:

                    Fiscal Year
                  ending January                        Net minimum rentals               Minimum sub-rentals
                  --------------                        -------------------               -------------------
                                                                           (in thousands)
                      2000                                $ 32,426                            $   874
                      2001                                  25,969                                582
                      2002                                  22,025                                173
                      2003                                  17,358                                 69
                      2004                                  12,013                                 24
                      Thereafter                            17,383                                  -
                                                            ------                             ------
                                                          $127,174                             $1,722
                                                          ========                             ======

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

            Rent expense for the years ended January 30, 1999, January 31, 1998 and February 1, 1997 was as follows:

                                                                     1999                 1998                   1997
                                                                     ----                 ----                   ----
                                                                                    (in thousands)
                      Minimum rentals                              $ 32,989              $ 32,882              $ 49,167
                      Contingent rentals                             49,821                51,611                83,084
                                                                     ------                ------                ------
                                                                     82,810                84,493               132,251
                      Less sublease rentals                             821                   556                   317
                                                                        ---                   ---                   ---
                         Net rentals                               $ 81,989              $ 83,937              $131,934
                                                                   ========              ========              ========

         Other Commitments and Contingencies
            The Company has employment agreements with certain of its officers under which it is committed to pay an aggregate of approximately $3.0 million through September, 2000.

            During fiscal 1996, the Company's Board of Directors adopted executive severance agreements, which create certain liabilities in the event of termination of the covered executives within three years following either a change of control of the Company or termination of certain key executives of the Company. The aggregate commitment amount under these executive severance agreements, should all 9 covered employees be terminated, is approximately $1.6 million.

            At January 30, 1999 and January 31, 1998, the Company was contingently liable under letters of credit totaling $4.4 million and $8.8 million, respectively. These letters of credit, which have terms ranging from one month to one year, are used primarily to collateralize obligations to third parties for the purchase of the Company's inventory. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of fee arrangements with the issuing banks. No material loss is anticipated due to non-performance by counterparties to these arrangements.

(8)      Stockholders' Equity
         --------------------

            The Board of Directors of the Company is authorized by vote or votes, from time to time adopted, to provide for the issuance of Preferred Stock in one or more series and to fix and state the voting powers, designations, preferences and relative participating, optional or other special rights of the shares of each series and the qualifications, limitations and restrictions thereof.


            On December 15, 1994, the Company's Board of Directors adopted a Shareholder Rights Agreement (the "Rights Agreement") designed to enhance the Company's ability to protect shareholder interests and to ensure shareholders receive fair treatment in the event any future coercive takeover attempt of the Company is made. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right (the "Right") for each outstanding share of the Company's common stock to shareholders of record as of the close of business on January 6, 1995. Each right entitles the holder to purchase from the Company a unit consisting of one ten thousandth (1/10,000) of a share of Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share, at a cash exercise price of $70 per unit, subject to adjustment, upon the occurrence of certain events as set forth in the Rights Agreement. These events include the earliest to occur of: (i) the acquisition of 15% or more of the Company's outstanding common stock by any person or group; (ii) the commencement of a tender or exchange offer that would result upon its consummation in a person or a group becoming the beneficial owner of 15% or more of the Company's outstanding common stock; or (iii) the determination by the Board of Directors that any person is an "Adverse Person", as defined in the Rights Agreement. The Rights are not exercisable until or following the occurrence of one of the above events and will expire on December 14, 2004 unless previously redeemed or exchanged by the Company, as provided in the Rights Agreement.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(9)      Restructuring and Other Non-Recurring Charges
         ---------------------------------------------

            In the year ended January 30, 1999, the Company recorded a non-recurring charge of $3.6 million ($2.3 million, or $0.17 per share on an after-tax basis), related to the January, 1999 acquisition of Hills Stores Company ("Hills") by Ames Department Stores, Inc. ("Ames"), both of which are footwear department licensors of the Company. This charge, which is included in cost of sales, reflects the estimated costs associated with the liquidation of the Company's inventory in all 155 Hills stores prior to their remodeling and reopening as Ames stores. The Company will continue to operate the footwear departments in the former Hills stores upon their reopening.

            During fiscal years 1998 and 1997, the Company restructured its footwear operations (the "Footwear Restructuring") in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the Footwear Restructuring, in March, 1997 the Company completed the sales of its SCOA and Parade of Shoes businesses. In addition, the Company reduced its investment in its JBI Footwear (then known as Licensed Discount) division. In fiscal 1997, the Company recorded a pre-tax charge of $166.6 million ($117.1 million, or $8.42 basic loss per share, on an after-tax basis) related to the sales of the SCOA and Parade of Shoes businesses, the write-down to estimated fair value of certain assets related to the JBI Footwear division, and severance and consolidation costs related to the downsizing of the Company's administrative areas and corporate facilities. Of the pre-tax charge, $122.3 million was included as a separate component of results of operations in the Company's Consolidated Statements of Earnings for the year ended February 1, 1997. The Company also recorded a charge to cost of sales of $37.3 million related to the reduction to estimated fair value of the JBI Footwear division's inventory. The remaining $7.0 million of the charge included an increase in the allowance for doubtful accounts for the JBI Footwear division's accounts receivable and losses incurred from actions taken in order to maximize cash proceeds received for the assets sold in the SCOA and Parade of Shoes businesses.

            Asset write-offs included in the restructuring and other non-recurring charges totaled $99.6 million, while the balance of the charge required cash outlays, primarily in fiscal 1998. Restructuring and other non-recurring charges included $63.7 million for the loss on the sales of the SCOA and Parade of Shoes businesses, $36.8 million for asset write-offs related to the reduction of the Company's investment in its JBI Footwear division, $9.3 million for severance and employee benefit costs, $9.7 million for lease obligations and asset write-offs for excess corporate facilities, and $2.8 million for other costs and expenses.

            In addition, in the year ended February 3, 1996, the Company liquidated its Fayva footwear business and recorded restructuring charges related to employee severance and other benefits, fixed asset write-offs, losses on the disposal of inventory, and costs related to the disposition of the Fayva store leases.

            A summary of the restructuring activity is presented below:

                                                                      1999                1998                 1997
                                                                      ----                ----                 ----
            Balance, beginning of year                              $ 5,578,000        $22,372,000        $  13,300,000

            Restructuring and other non-recurring charges                     -                  -          122,309,000

            Non-cash asset write-downs                                        -                  -          (99,600,000)

            Inventory liquidation, lease termination,
              severance and other costs                              (4,220,000)       (16,794,000)         (13,637,000)
                                                                     ----------        -----------          -----------

            Balance, end of year                                    $ 1,358,000        $ 5,578,000          $22,372,000
                                                                    ===========        ===========          ===========

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Sale of Shoe Corporation of America Division
            On March 5, 1997, the Company sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado, along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. The transaction involved the transfer to the buyer of the division's inventory, fixed assets, intellectual property and license agreements for the various department and specialty store chains serviced by SCOA, as well as the assumption by the buyer of certain liabilities of the SCOA division. In connection with the sale of SCOA, the Company paid a total of $3.0 million to former SCOA stockholders in order to satisfy a contractual contingent payment obligation, based on earnings, owed to such former SCOA stockholders. Net cash proceeds received from the sale, reduced by the amount of the contingent payment, a $1.4 million one-year escrow account balance and transaction expenses of $1.3 million, totaled approximately $40.0 million. The Company also remained as guarantor on certain of SCOA's license agreements for a period of up to one year.

         Sale of Parade of Shoes Division
            On March 10, 1997, the Company sold its Parade of Shoes division to Payless ShoeSource, Inc. ("Payless"). The transaction involved the transfer to Payless of the division's inventory, fixed assets, intellectual property and leases on the 186 then remaining Parade of Shoes stores. Net cash proceeds from the transaction, reduced by a $2.7 million two-year escrow account balance and the retained accounts payable of the division, were approximately $20.0 million. The Company remains contingently liable under certain of the Parade of Shoes store leases assigned to Payless. By March, 1999, the Company had received $2.4 million in escrow proceeds, with the balance remaining in escrow until resolution of a dispute between the Company and Payless.

         Revaluation and Downsizing of JBI Footwear Division
            As part of the Footwear Restructuring in fiscal 1997, the Company made a determination to reduce its investment in its JBI Footwear business. As a result, the Company undertook an evaluation of the value of the assets in the JBI Footwear business, wrote off certain assets which did not benefit future operations and wrote down certain other assets, including deferred lease acquisition costs, systems development costs and excess of costs over net assets acquired, to estimated fair value. Included in the restructuring and other non-recurring charges for the year ended February 1, 1997, are write-offs of intangible assets of $33.9 million, which the Company deemed to have no future value, and accrued costs of $2.8 million relating to repositioning and downsizing the JBI Footwear business. In addition, the Company recorded a charge of $37.3 million to cost of sales, representing the write-down of the JBI Footwear division's inventory to estimated fair value, and a charge of $2.2 million to selling, administrative and general expenses, representing an increase to the Company's allowance for doubtful accounts related to amounts expected to be realized from the settlement of Chapter 11 claims with various licensors. The Company currently intends to continue to concentrate the JBI Footwear division's efforts on its major licensors, while exploring future strategic options for this business.

         Settlement of Litigation
            On September 17, 1997, the Company settled a patent infringement lawsuit brought against it and its Morse Shoe, Inc. subsidiary by Susan Maxwell. Pursuant to the settlement agreement, both cases were dismissed with prejudice with no admissions of liability and the parties executed a mutual release of all claims. Under the terms of the settlement, the Company agreed to make payments to Ms. Maxwell of $4,137,000, in the aggregate, over a three-year period. In connection with the settlement, the Company recorded a one-time charge to earnings of $3.4 million ($2.1 million on an after-tax basis) during the third quarter of fiscal 1998 reflecting costs of the settlement not previously accrued for.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(10)     Bankruptcy Filings of Licensors
         -------------------------------

            On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the Southern District of New York, which, as amended, was confirmed on November 18, 1998. The Plan became effective on February 2, 1999 (the "Effective Date"), the Company's license agreement with Bradlees was amended and assumed and the reorganized Bradlees emerged from bankruptcy. Pursuant to the amended agreement, ten days after the Effective Date Bradlees made a cash distribution to the Company in the amount of $360,000 and shall pay the unpaid balance of the Company's pre-petition claim in thirty-six equal monthly installments commencing on March 1, 1999, with interest on such outstanding balance commencing with the seventh monthly payment. As provided in the amended licensed agreement, upon the occurrence of certain events, the entire unpaid balance of the Company's claim shall be paid within 30 days after such occurrence, without penalty or interest. The Company's sales in the Bradlees chain for the fiscal year ended January 30, 1999 were $43.9 million.

            On October 18, 1995, Jamesway Corporation ("Jamesway"), then a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequently, Jamesway ceased operation of its business in all of its 90 stores. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.4 million due from Jamesway. Because Jamesway ceased operation of its business, the Company filed a claim for damages, as its contract with Jamesway was rejected. The Company negotiated a settlement of the amount of its claim with Jamesway, which was approved by the Bankruptcy Court. The Jamesway plan of liquidation was confirmed on June 6, 1997 and during the second quarter of fiscal 1998, the Company received a partial distribution of the amount owed to it under the settlement. In August, 1997, the Company assigned its rights to any further distributions from Jamesway to a third party and received, in consideration therefor, an additional percentage of the amount owed to the Company under the settlement of its claim with Jamesway.

            On April 26, 1990, Ames Department Stores, Inc., and related entities ("Ames"), a significant licensor of the Company (see Note
            11), filed for protection under Chapter 11 of the United States Bankruptcy Code. Pursuant to Ames' Plan of Reorganization, the Company settled its $13.7 million pre-petition claim with Ames and in return, received $5.0 million in cash and a promissory note issued by Ames in the amount of $8.7 million bearing interest at the rate of 6.0% per annum and having a final maturity on December 1, 1997. During fiscal 1998, the Company received payments totaling $2.9 million from Ames representing the outstanding balance of the Ames promissory note and discharged a mortgage lien and security interest in Ames' real property and buildings located in Rocky Hill, Connecticut.

(11)     Principal Licensor
         ------------------

            Sales in licensed footwear departments operated under the Ames license agreement accounted for 16.3%, 15.4% and 10.5% of the Company's net sales in the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. On a pro forma basis, sales in Ames and Hills combined (see Note 9) accounted for 25.3% of the Company's net sales in the year ended January 30, 1999.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(12)     Segment Information
         -------------------
            The Company is a specialty retailer conducting business through retail stores in two business segments: apparel and footwear. The Company's chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company's segments based on operating profit and cash flow. Operating profit includes all revenues and direct expenses attributable to the segment, and excludes certain expenses that are managed outside the segment, primarily general corporate expenses. General corporate expenses are comprised primarily of administrative functions such as management, finance, information systems and human resources. Corporate assets include the Company's headquarters facility, distribution center and management information systems. Information about operations for each business segment is summarized as follows:

                                                                                  Year Ended
                                                         ---------------------------------------------------------------
                                                         January 30, 1999       January 31, 1998       February 1, 1997
                                                         ----------------       ----------------       ----------------
                                                                               ($ in thousands)
            Apparel
                  Net sales                                    $324,336               $309,500                $293,775
                  Operating profit                               26,459                 24,185                  24,123
                  Identifiable assets                           135,781                132,335                 116,859
                  Depreciation and amortization                   7,861                  6,747                   7,501
                  Additions to property, equipment and
                      leasehold improvements                      7,845                  6,660                   6,665
            Footwear
                  Net sales                                    $259,940               $282,651                $603,717
                  Restructuring and other
                    non-recurring charges                             -                      -                (122,309)
                  Litigation settlement charges                       -                 (3,432)                     -
                  Operating profit (loss)                        12,140                 14,367                (144,744)
                  Identifiable assets                           100,071                112,935                 178,126
                  Depreciation and amortization                   4,054                  4,715                  18,094
                  Additions to property, equipment and
                      leasehold improvements                        304                    718                   8,043
            Consolidated
                  Net sales                                    $584,276               $592,151                $897,492
                  Restructuring and other
                    non-recurring charges                             -                      -                (122,309)
                  Litigation settlement charges                       -                 (3,432)                      -
                  Operating profit (loss) before general
                      corporate expense                          38,599                 38,552                (120,621)
                  General corporate expense                     (20,890)               (18,913)                (23,851)
                  Interest expense, net                         (14,532)               (13,388)                (12,802)

            Earnings (loss) before income taxes                $  3,178               $  6,251               $(157,274)

            Identifiable assets                                $235,852               $245,270                $294,985
            Corporate assets                                     88,183                 89,797                  93,556
                                                                 ------                 ------                  ------

                  Total assets                                 $324,035               $335,067                $388,541

            Segment depreciation and amortization              $ 11,915               $ 11,462                $ 25,595
            Corporate depreciation and amortization               3,853                  3,641                   3,835
                                                                  -----                  -----                   -----
            Total depreciation and amortization                $ 15,768               $ 15,103                $ 29,430

            Segment additions to property, equipment
                and leasehold improvements                     $  8,149               $  7,378                $ 14,708
            Corporate additions to property, equipment
                and leasehold improvements                        1,793                  1,432                   1,713
                                                                  -----                  -----                   -----
            Total additions to property, equipment and
                leasehold improvements                         $  9,942               $  8,810                $ 16,421

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(13)     Selected Quarterly Financial Data (Unaudited)
         ---------------------------------------------

                                                           First        Second       Third        Fourth
                                                           Quarter      Quarter      Quarter      Quarter         Total
                                                           -------      -------      -------      -------         -----
                                                                      (In thousands, except per share data)
         Year ended January 30, 1999
              Net sales                                   $126,637     $146,496    $138,257      $ 172,886        $584,276
              Gross profit                                  58,324       66,798      62,220         72,574         259,916
              Net earnings (loss)                         $    516     $  2,594    $    737      $ (1,814)        $  2,033
                                                          ========     ========    ========      ========         ========
              Earnings (loss) per common share:
                  Basic                                   $   0.04     $   0.19    $   0.05      $ (0.13)         $   0.15
                                                          ========     ========    ========      =======          ========
                  Diluted                                 $   0.04     $   0.18    $   0.05      $ (0.13)         $   0.14
                                                          ========     ========    ========      =======          ========

         Year ended January 31, 1998
              Net sales                                   $137,350     $143,929    $139,148       $171,724        $592,151
              Gross profit                                  61,998       63,790      62,586         75,950         264,324
              Net earnings (loss)                         $    269     $  1,904    $ (1,383)      $  3,023        $  3,813
                                                          ========     ========    ========       ========        ========
              Earnings (loss) per common share:
                  Basic                                   $   0.02     $   0.14     $ (0.10)      $  0.22         $   0.27
                                                          ========     ========     =======       =======         ========
                  Diluted                                 $   0.02     $   0.14     $ (0.10)      $  0.22         $   0.27
                                                          ========     ========     =======       =======         ========

(14)     Advertising Costs
         -----------------

            Advertising costs are charged to expense as incurred. The Company incurred advertising costs of $10.8 million, $11.7 million and $14.8 million in the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

(15)     Supplemental Schedules to Consolidated Statements of Cash Flows
        ---------------------------------------------------------------

                                                                       1999                1998                   1997
                                                                       ----                ----                   ----

            Cash paid for interest                                   $14,190,926        $13,545,337           $12,670,073
            Cash paid for income taxes                                   438,299            272,104             1,168,901
            Income taxes refunded                                              -                  -            (8,315,483)
                                                                      ==========         ==========            ==========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III
                                    --------

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

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements. The following documents are filed as part of this report:

         1,2. The financial statements, notes thereto, and independent auditors' report listed in the Index to Consolidated Financial Statements set forth in Item 8.

3. Exhibits. The Exhibits listed in the Exhibit Index. Exhibits 10.16 through 10.43 constitute all the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

    (b)  Reports on Form 8-K.  None.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             J. Baker, Inc.
                                             --------------
                                             (Registrant)



By/s/Sherman N. Baker                        By/s/Alan I. Weinstein
---------------------                        ----------------------
     Sherman N. Baker                        Alan I. Weinstein
     Chairman of the Board                   President and
                                             Chief Executive Officer


By/s/Philip G. Rosenberg
------------------------
     Philip G. Rosenberg
     Executive Vice President
     and Principal Financial Officer



April 26, 1999


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/Sherman N. Baker                          /s/J. Christopher Clifford
-------------------                          --------------------------
Sherman N. Baker, Director                   J. Christopher Clifford, Director



/s/Douglas Kahn                              /s/Harold Leppo
---------------                              ---------------
Douglas Kahn, Director                       Harold Leppo, Director



/s/David Pulver                              /s/Theodore M. Ronick
---------------                              ---------------------
David Pulver, Director                       Director



/s/Melvin M. Rosenblatt                      /s/Nancy Ryan
-----------------------                      -------------
Melvin M. Rosenblatt, Director               Nancy Ryan, Director



/s/Alan I. Weinstein
Alan I. Weinstein, Director
---------------------------


All as of April 26, 1999

                                    EXHIBITS

                                   Filed with

                           Annual Report on Form 10-K

                                       of

                                 J. BAKER, INC.

                               555 Turnpike Street
                                Canton, MA 02021

                       For the Year Ended January 30, 1999

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                                                        Page No.
-------                                                                                                        --------

3.   Articles of Organization and By-Laws
     ------------------------------------

     (.01)  Amended and Restated Articles of Organization of the Company,                                         *
            as filed with the Secretary of the Commonwealth of Massachusetts on September 26, 1990 (filed as Exhibit 3.01 to the Company's
            Report on Form 10-K for the year ended February 2, 1991).

     (.02)  By-Laws of the Company, as amended by the Board of Directors                                          *
            on September 11, 1990 (filed as Exhibit 19.01 to the Company's
            Report on Form 10-Q for the quarter ended November 3, 1990).


4.   Instruments Defining the Rights of Security Holders, Including Indentures
     -------------------------------------------------------------------------

     (.01)  Senior Notes and Senior Subordinated Notes with Stock Purchase                                        *
            Warrants dated as of May 1, 1989 (filed as Exhibit 4.01 to the
            Company's Report on Form 10-Q for the quarter ended July 29, 1989).

     (.02)  Amendment dated as of November 13, 1995 to Senior Subordinated                                        *
            Note Agreement dated May 1, 1989 (filed as Exhibit 4.02 to the
            Company's Report on Form 10-Q for the quarter ended October 28, 1995).

     (.03)  Indenture dated as of January 15, 1992 by and between Morse Shoe,                                     *
            Inc. and State Street Bank and Trust Company as Trustee with respect to  Convertible  Subordinated  Debentures due 2002 (filed as
            Exhibit 4.12 to the Company's Report on Form 10-K for the year ended
            January 30, 1993).

     (.04)  First Supplemental Indenture dated as of January 30, 1993 to                                          *
            the Indenture dated January 15, 1992 under which Convertible
            Subordinated Debentures Due 2002 were issued by Morse Shoe, Inc.
            (filed as Exhibit 4.01 to the Company's Report on Form 10-Q for the
            quarter ended May 1, 1993).

     (.05)  Indenture dated as of June 12, 1992 by and between J. Baker, Inc.                                     *
            and State Street Bank and Trust Company as Trustee with respect to
            7% Convertible Subordinated Notes due 2002 (filed as Exhibit 4.08 to the  Company's  Report on Form 10-Q for the quarter  ended August 1,
            1992).

     (.06)  Shareholder Rights Agreement between J. Baker, Inc. and Fleet                                         *
            National Bank of Massachusetts, dated as of December 15, 1994
            (filed as  Exhibit  4.01 to the  Company's  Report on Form 8-K dated
            December 15, 1994).





*    Incorporated herein by reference
**   Included herein


Exhibit                                                                                                    Page No.
-------                                                                                                    --------

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


10.  Material Contracts
     ------------------

     (.01)  Asset Purchase Agreement dated as of March 5, 1997 by and between                                     *
            Shoe Corporation of America and JBI, Inc. (filed as Exhibit 2.1 to the Company's Report on Form 8-K dated March 20, 1997).

     (.02)  Asset Purchase Agreement dated as of January 13, 1997 by and between                                  *
            Payless ShoeSource, Inc., JBI, Inc. and J. Baker, Inc. (filed as
            Exhibit 2.2 to the Company's Report on Form 8-K dated March 20, 1997).

     (.03)  License Agreement between Ames Department Stores, Inc., et al and                                     *
            JBI Holding Company, Inc. (filed as Exhibit 10.01 to the Company's
            Report on Form 10-K for the year ended January 30, 1988).

     (.04)  Agreement between JBI Holding Company, Inc. and JBI, Inc. re:                                         *
            Assignment of Ames License Agreement (filed as Exhibit 10.02 to the Company's Report on Form 10-K for the year ended January 30,
            1988).

     (.05)  Amendment No. 1 dated April 29, 1989 to Agreement between Ames                                        *
            Department Stores, Inc. and JBI Holding Company, Inc. (filed as
            Exhibit 10.04 to the  Company's  Report on Form 10-Q for the quarter ended April 29, 1989).

     (.06)  Amendment No. 2 dated December 18, 1992, to Agreement between                                         *
            Ames Department Stores, Inc. and JBI Holding Company, Inc. (filed as Exhibit 10.04 to the  Company's  Report on Form 10-K for the year ended January 30, 1993).

     (.07)  Guaranty and Indemnity Agreement dated April 28, 1989 between J.                                      *
            Baker, Inc. and Ames Department Stores, Inc. (filed as Exhibit
            10.05 to the  Company's  Report on Form 10-Q for the  quarter  ended
            April 29, 1989).

     (.08)  Plan of Reorganization of The Casual Male Corporation dated                                           *
            November 1, 1990 as revised November 20, 1990 (filed as Exhibit
            2.01 to the Company's Report on Form 10-Q for the quarter ended
            November 3, 1990).


*    Incorporated herein by reference
**   Included herein

Exhibit                                                                                                    Page No.
-------                                                                                                    --------

     (.09)  Credit Agreement by and among The Casual Male, Inc., TCM Holding                                     *
            Co., Inc., WGS Corp., TCMB&T, Inc. and J. Baker, Inc., and Fleet
            National Bank and BankBoston, N.A., et al, dated May 30, 1997 (filed as  Exhibit  10.01  to the  Company's  Report  on Form  10-Q for the
            quarter ended May 3, 1997).

     (.10)  First Amendment to Credit Agreement by and among The Casual Male,                                     *
            Inc., TCM Holding Co., Inc., WGS Corp., TCMB&T, Inc. and J. Baker,
            Inc.,  and Fleet  National Bank and  BankBoston,  N.A., et al, dated
            February 24, 1998 (filed as Exhibit 10.10 to the Company's Report on
            Form 10-K for the year ended January 31, 1998).

     (.11)  Second Amendment to Credit Agreement by and among The Casual Male,                                    *
            TCM Holding Co., Inc., WGS Corp., TCMB&T, Inc. and J. Baker, Inc.
            and Fleet National Bank and BankBoston, N.A., et al., dated April 2, 1998
            (filed as Exhibit 10.11 to the Company's Report on Form 10-K for the year ended January 31, 1998).

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

     (.13)  First Amendment to Loan and Security Agreement between JBI, Inc.,                                     *
            Morse Shoe, Inc. and JBI Holding Company, Inc., and BankBoston
            Retail Finance Inc. (formerly GBFC, Inc.) and Fleet National
            Bank, dated July 15, 1997 (filed as Exhibit 10.13 to the Company's Report on Form 10-K for the year ended January 31, 1998).

     (.14)  Second Amendment to Loan and Security Agreement between JBI, Inc., Morse                              *
            Shoe, Inc. and JBI Holding Company, Inc., and BankBoston Retail Finance Inc.
            (formerly  known as GBFC,  Inc.)  and  Fleet  National  Bank,  dated
            February 18, 1998 (filed as Exhibit 10.14 to the Company's Report on
            Form 10-K for the year ended January 31, 1998).

     (.15)  Third Amendment to Loan and Security Agreement between JBI, Inc., Morse                              **
            Shoe, Inc. and JBI Holding Company, Inc., and BankBoston Retail Finance Inc.
            (formerly known as GBFC, Inc.) and Fleet National Bank, dated March 29,
            1999, attached.

     (.16)  Executive Employment Agreement dated March 25, 1993 between Sherman N.                                *
            Baker and J. Baker, Inc. (filed as Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended July 31, 1993).

     (.17)  Amendment to Executive Employment Agreement between J. Baker, Inc. and                                *
            Sherman N. Baker, dated March 31, 1995 (filed as Exhibit 4.10 to the
            Company's Report on Form 10-K for the year ended January 28, 1995).





*    Incorporated herein by reference
**   Included herein

Exhibit                                                                                                    Page No.
-------                                                                                                    --------

     (.18)  Amendment to Executive Employment Agreement between J. Baker, Inc. and                                *
            Sherman N. Baker, dated March 31, 1996 (filed as Exhibit 10.09 to the
            Company's Report on Form 10-K for the year ended February 3, 1996).

     (.19)  Third Amendment to Executive Employment Agreement between J. Baker, Inc.                              *
            and Sherman N. Baker dated March 31, 1997 (filed as Exhibit 10.10 to the Company's Report on Form 10-K for the year ended February 1, 1997).

     (.20)  Fourth Amendment to Executive Employment Agreement between J. Baker, Inc.                             *
            and Sherman N. Baker dated March 31, 1998 (filed as Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended October 31, 1998).

     (.21)  Fifth Amendment to Executive Employment Agreement between J. Baker, Inc.                             **
            and Sherman N. Baker dated April 10, 1999, attached.

     (.22)  Executive Employment Agreement between J. Baker, Inc. and Alan I.                                     *
            Weinstein dated April 1, 1997 (filed as Exhibit 10.17 to the Company's
            Report on Form 10-K for the year ended February 1, 1997).

     (.23)  Amendment to Executive Employment Agreement between J. Baker, Inc.                                    *
            and Alan I. Weinstein, dated September 1,1997 (filed as Exhibit 10.06 to the Company's Report on Form 10-Q for the quarter ended November 1, 1997).

     (.24)  Second Amendment to Executive Employment Agreement between J. Baker,                                  *
            Inc. and Alan I. Weinstein, dated March 31, 1998 (filed as Exhibit 10.02 to the Company's Report on Form 10-Q for the quarter ended May 2, 1998).

     (.25)  Restricted Stock Award Agreement between Alan I. Weinstein and J. Baker,                              *
            Inc., dated July 8, 1998 (filed as Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998).

     (.26)  Forgivable Promissory Note made by Alan I. Weinstein in favor of J. Baker                             *
            Inc., dated July 8, 1998, issued in connection with Restricted Stock
            Award (filed as Exhibit 10.02 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998).

     (.27)  Third Amendment to Executive Employment Agreement between J. Baker,                                  **
            Inc. and Alan I. Weinstein, dated April 10, 1999, attached.

     (.28)  Executive Employment Agreement dated April 1, 1997 between James D.                                  *
            Lee and J. Baker, Inc. (filed as Exhibit 10.10 to the Company's Report on Form 10-K for the quarter ended August 2, 1997).

     (.29)  First Amendment to Executive Employment Agreement between                                             *
            J. Baker, Inc. and James D. Lee, dated April 10, 1998 (filed as Exhibit
            10.26 to the Company's Report on Form 10-K for the year ended January 31,
            1998).

     (.30)  Termination Agreement between J. Baker, Inc. and James D. Lee, dated                                  *
            September, 8, 1998 (filed as Exhibit 10.02 to the Company's Report on
            Form 10-Q for the quarter ended October 31, 1998).


*    Incorporated herein by reference
**   Included herein

Exhibit                                                                                                    Page No.
-------                                                                                                    --------

     (.31)  Executive Employment Agreement between J. Baker, Inc. and Philip G.                                   *
            Rosenberg, dated April 1, 1997 (filed as Exhibit 10.55 to the Company's
            Report on Form 10-K for the year ended February 1, 1997).

     (.32)  First Amendment to Executive Employment Agreement between J. Baker,                                   *
            Inc. and Philip G. Rosenberg, dated April 10, 1998 (filed as Exhibit 10.29 to the Company's Report on Form 10-K for the year ended January 31, 1998).

     (.33)  Second Amendment to Executive Employment Agreement between J. Baker,                                 **
            Inc. and Philip G. Rosenberg, dated April 16, 1999, attached.

     (.34)  Executive Employment Agreement between J. Baker, Inc. and Stuart M.                                   *
            Glasser, dated September 15, 1997 (filed as Exhibit 10.04 to the Company's
             Report on Form 10-Q for the quarter ended November 1, 1997).

     (.35)  Restricted Stock Award Agreement between Stuart M. Glasser and J. Baker,                              *
            Inc., dated July 8, 1998 (filed as Exhibit 10.03 to the Company's Report on
            Form 10-Q for the quarter ended August 1, 1998).

     (.36)  Forgivable Promissory Note made by Stuart M. Glasser in favor of J. Baker                             *
            Inc., dated July 8, 1998, issued in connection with Restricted Stock
            Award (filed as Exhibit 10.04 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998).

     (.37)  Executive Employment Agreement between J. Baker, Inc. and Michael J.                                  *
            Fine, dated September 9, 1998 (filed as Exhibit 10.01 to the Company's
            Report on Form 10-Q for the quarter ended October 31, 1998).

     (.38)  First Amendment to Executive Employment Agreement between J. Baker,                                  **
            Inc. and Michael J. Fine, dated April 12, 1999, attached.

     (.39)  Executive Employment Agreement dated June 5, 1997 between Roger                                      *
            Osborne and J. Baker, Inc. (filed as Exhibit 10.02 to the Company's Report on Form 10-Q for the quarter ended August 2, 1997).

     (.40)  First Amendment to Executive Employment Agreement between J. Baker,                                   *
            Inc. and Roger J. Osborne dated April 10, 1998 (filed as Exhibit 10.33 to the Company's Report on Form 10-K for the year ended January 31, 1998).

     (.41)  J. Baker, Inc. Amended and Restated 1985 Stock Option Plan (filed                                     *
            as Exhibit 19.02 to the Company's Report on Form 10-Q for the quarter ended August 1, 1992).

     (.42)  J. Baker, Inc. 1994 Equity Incentive Plan dated March 29, 1994                                        *
            (filed as Exhibit 10.23 to the Company's Report on Form 10-K for the year ended January 29, 1994).

     (.43)  J. Baker, Inc. 1992 Directors Stock Option Plan dated April 13, 1992                                  *
             (filed as Exhibit 19.03 to the Company's Report on Form 10-Q for the quarter ended August 1, 1992).



*    Incorporated herein by reference
**   Included herein

Exhibit                                                                                                    Page No.
-------                                                                                                    --------

     (.44)  Stock Purchase Agreement by and among J. Baker, Inc. and Tishkoff                                     *
            Enterprises, Inc. and certain stockholders of Tishkoff Enterprises, Inc.
            dated  November  19,  1993 (filed as Exhibit  2.01 to the  Company's
            Report on Form 10-Q for the quarter ended October 30, 1993).

     (.45)  Mortgage and Security Agreement dated December 30, 1992 by and                                        *
            between JBI Holding Company, Inc. and Ames Department Stores,
            Inc. (filed as Exhibit 10.22 to the Company's Report on Form 10-K for the year ended January 30, 1993).

     (.46)  Promissory Note dated December 30, 1992 made by Ames Department                                       *
            Stores, Inc. in favor of JBI Holding Company, Inc. (filed as Exhibit
            4.14 to the Company's Report on Form 10-K for the year ended January 30,
            1993).

     (.47)  Agreement and Plan of Reorganization by and among J. Baker, Inc.,                                     *
            Morse Acquisition, Inc. and Morse Shoe, Inc. dated October 22,
            1992,  as amended by Letter  Amendments  dated  December 7, 1992 and
            December  10,  1992 (filed as Exhibits  2.01-2.03  to the  Company's
            Report on Form 10-Q for the quarter ended October 31, 1992).

     (.48)  Agreement of Merger among J. Baker, Inc., JBAK Acquisition Corp.                                      *
            and Tishkoff Enterprises, Inc. dated December 3, 1993 (filed as
            Exhibit 10.30 to the Company's Report on Form 10-K for the year ended
            January 29, 1994).

     (.49)  Agency Agreement by and between Gordon Brothers Partners, Inc.                                        *
            and Morse Shoe, Inc., dated September 22, 1995 (filed as Exhibit
            10.01 to the  Company's  Report on Form 10-Q for the  quarter  ended
            October 28, 1995).

     (.50)  Mortgage, Assignment of Leases and Rents and Security Agreement from                                  *
            Morse Shoe, Inc. to Fleet National Bank dated June 21, 1996
            (filed as Exhibit 10.06 to the Company's Report on Form 10-Q for the
            quarter ended August 3, 1996).

     (.51)  Mortgage, Assignment of Leases and Rents and Security Agreement from                                  *
            JBI, Inc. to Fleet National Bank dated as of June 21, 1996 (filed as
            Exhibit 10.07 to the Company's Report on Form 10-Q for the quarter ended
            August 3, 1996).

     (.52)  Release and Discharge of Mortgage from Fleet National Bank as Agent                                   *
            with respect to the Canton, Massachusetts property dated December 27,
            1996 (filed as Exhibit 10.67 to the Company's Report on Form 10-K for
            the year ended February 1, 1997).

     (.53)  Release of Mortgage from Fleet National Bank as Agent with                                            *
            respect to the Columbus, Ohio property dated February 27, 1997,
            (filed as Exhibit 10.68 to the Company's Report on Form 10-K for
            the year ended February 1, 1997).



*    Incorporated herein by reference
**   Included herein

Exhibit                                                                                                    Page No.
-------                                                                                                    --------

     (.54)  Mortgage and Security Agreement by JBAK Canton Realty, Inc. to                                        *
            The Chase Manhattan Bank dated as of December 30, 1996 (filed as
            Exhibit  10.69 to the  Company's  Report  on Form  10-K for the year ended February 1, 1997).

11.         Statement re:  Computation of Net Earnings (Loss) Per Common                                         **
            ------------------------------------------------------------
            Share, attached.
            -----

12.         Statement re:  Computation of Ratio of Earnings to Fixed Charges,                                    **
            -----------------------------------------------------------------
            attached.

21.         Subsidiaries of the Registrant, attached.                                                            **
            ------------------------------

23.         Consent of KPMG Peat Marwick LLP, attached.                                                          **
            --------------------------------

27.         Financial Data Schedule, attached.                                                                   **
            -----------------------


*     Incorporated herein by reference
**    Included herein