Form 10-Q
period 1999-05-01
BAKER J INC
filed 1999-06-15
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 1, 1999

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



     Indicate by check mark whether  Registrant  (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that Registrant was required to file such reports), and (2) has been subject to filing such reports for the past 90 days.
                               YES [ X ]    NO   [   ]

         14,064,139 shares of common stock were outstanding on May 1, 1999.

                        J. BAKER, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                  May 1, 1999 (unaudited) and January 30, 1999

                                                                                        May 1,              January 30,
        Assets                                                                         1999                  1999
        ------                                                                         ----                  ----
Current assets:
    Cash and cash equivalents                                                        $  1,423,389         $   3,679,115
    Accounts receivable:
        Trade, net                                                                     13,687,256             9,979,178
        Other                                                                           2,640,249             2,768,651
                                                                                        ---------             ---------
                                                                                       16,327,505            12,747,829
                                                                                       ----------            ----------

    Merchandise inventories                                                           175,028,033           164,057,913
    Prepaid expenses                                                                    5,984,121             3,595,858
    Deferred income taxes, net                                                          4,535,000             4,535,000
                                                                                        ---------             ---------
             Total current assets                                                     203,298,048           188,615,715
                                                                                      -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                 19,726,648            19,726,648
    Furniture, fixtures and equipment                                                  78,481,406            76,008,130
    Leasehold improvements                                                             27,359,568            26,869,958
                                                                                       ----------            ----------
                                                                                      125,567,622           122,604,736
    Less accumulated depreciation and amortization                                     57,040,151            54,109,006
                                                                                       ----------            ----------
             Net property, plant and equipment                                         68,527,471            68,495,730
                                                                                       ----------            ----------

Deferred income taxes, net                                                             55,019,631            55,404,641
Other assets, at cost, less accumulated amortization                                    9,949,062            11,518,573
                                                                                        ---------            ----------
                                                                                     $336,794,212          $324,034,659
                                                                                     ============          ============
        Liabilities and Stockholders' Equity
        ------------------------------------
 Current liabilities:
    Current portion of long-term debt                                                $  2,126,850         $   2,112,955
    Accounts payable                                                                   50,019,132            55,830,124
    Accrued expenses                                                                    9,320,153             8,772,148
    Income taxes payable                                                                        -             1,811,701
                                                                                       ----------             ---------
             Total current liabilities                                                 61,466,135            68,526,928
                                                                                       ----------            ----------

Other liabilities                                                                       2,710,200             2,741,591
Long-term debt, net of current portion                                                123,312,534           104,229,825
Convertible subordinated debt                                                          70,353,000            70,353,000

Stockholders' equity                                                                   78,952,343            78,183,315
                                                                                       ----------            ----------
                                                                                     $336,794,212          $324,034,659
                                                                                     ============          ============

See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings For the quarters ended
               May 1, 1999 and May 2, 1998
                                  (Unaudited)

                                                                            Quarter                   Quarter
                                                                             Ended                     Ended
                                                                           May 1, 1999               May 2, 1998
                                                                           -----------               -----------

Net sales                                                                 $129,192,610              $126,636,564

Cost of sales                                                               68,973,108                68,312,559
                                                                            ----------                ----------

      Gross profit                                                          60,219,502                58,324,005

Selling, administrative and general expenses                                51,720,385                50,782,456

Depreciation and amortization                                                3,488,615                 3,098,046
                                                                             ---------                 ---------

      Operating income                                                       5,010,502                 4,443,503

Net interest expense                                                         3,478,512                 3,597,160
                                                                             ---------                 ---------

      Earnings before income taxes                                           1,531,990                   846,343

Income tax expense                                                             552,000                   330,000
                                                                               -------                   -------

      Net earnings                                                           $ 979,990                $  516,343
                                                                             =========                ==========

Net earnings per common share:
      Basic                                                                  $    0.07                 $    0.04
                                                                             =========                 =========
      Diluted                                                                $    0.07                 $    0.04
                                                                             =========                 =========

Number of shares used to compute net earnings per common share:
      Basic                                                                 14,064,526                13,920,294
                                                                            ==========                ==========
      Diluted                                                               14,149,469                14,064,373
                                                                            ==========                ==========

Dividends declared per share                                                 $   0.015                 $   0.015
                                                                             =========                 =========

See accompanying notes to consolidated financial statements.

                        J. BAKER, INC. AND SUBSIDIARIES
                     Consolidated  Statements  of Cash  Flows  For the  quarters ended May 1, 1999 and May 2, 1998
                                  (Unaudited)

                                                                         May 1, 1999                May 2, 1998
                                                                         -----------                -----------
Cash flows from operating activities:
    Net earnings                                                          $   979,990               $   516,343
    Adjustments to reconcile net earnings to net cash
      used in operating activities:
       Depreciation and amortization:
           Fixed assets                                                     2,931,145                 2,670,162
           Deferred charges, intangible assets and
             deferred financing costs                                         559,448                   429,853
       Deferred income taxes, net                                             385,010                 1,025,620
       Grants of performance share awards                                           -                   255,563
       Change in:
           Accounts receivable                                             (3,579,676)                2,337,747
           Merchandise inventories                                        (10,970,120)              (12,786,580)
           Prepaid expenses                                                (2,388,263)               (2,393,160)
           Accounts payable                                                (5,810,992)               (3,553,649)
           Accrued expenses                                                   548,005                  (635,758)
           Income taxes payable/receivable                                 (1,811,701)                  (50,195)
           Other liabilities                                                   (3,453)                 (110,913)
                                                                               ------                  --------
               Net cash used in operating activities                      (19,160,607)              (12,294,967)
                                                                          -----------               -----------

Cash flows from investing activities:
    Capital expenditures for:
       Property, plant and equipment                                       (2,962,886)               (3,512,446)
       Other assets                                                           (18,767)                 (486,017)
    Proceeds from sales of footwear businesses                                887,903                 2,902,335
                                                                              -------                 ---------
              Net cash used in investing activities                        (2,093,750)               (1,096,128)
                                                                           ----------                ----------

Cash flows from financing activities:
    Repayment of senior debt                                                        -                 (1,500,000)
    Proceeds from other long-term debt                                     19,244,729                 12,404,379
    Repayment of mortgage payable                                            (148,125)                  (135,422)
    Payment of mortgage escrow, net                                           112,989                    (78,912)
    Payment of dividends                                                     (210,962)                  (208,789)
                                                                             --------                   --------
              Net cash provided by financing activities                    18,998,631                 10,481,256
                                                                           ----------                 ----------

              Net decrease in cash                                         (2,255,726)                (2,909,839)

Cash and cash equivalents at beginning of year                              3,679,115                  3,995,995
                                                                            ---------                  ---------

Cash and cash equivalents at end of period                                $ 1,423,389                $ 1,086,156
                                                                          ===========                ===========

Supplemental disclosure of cash flow information
   Cash paid for:
     Interest                                                             $ 2,493,430                $ 2,398,464
     Income taxes                                                           1,978,691                     50,195
   Income taxes refunded                                                            -                   (876,349)
                                                                             ========                   ========

Schedule of non-cash financing activity:
    Common stock issued for performance share awards                                -                    255,563
                                                                             ========                   ========

See accompanying notes to consolidated financial statements

                        J. BAKER, INC. AND SUBSIDIARIES
                                     NOTES

1] The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the financial position and results of operations of J. Baker, Inc. (the "Company"). The results for the interim periods are not necessarily indicative of results that may be expected for the entire fiscal year.

2] In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" ("EPS"), which the Company adopted in fiscal 1998. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to all potentially dilutive common shares outstanding during the period.

         For the quarters ended May 1, 1999 and May 2, 1998, the calculation of diluted earnings per common share includes the dilutive effect of outstanding stock options and warrants. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for the quarters ended May 1, 1999 and May 2, 1998 because its effect would be antidilutive. All net earnings per common share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

         Net earnings and shares used to compute net earnings per share, basic and diluted, are reconciled below:

                                                                    May 1, 1999             May 2, 1998
                                                                    -----------             -----------

         Net earnings, basic and diluted                             $   979,990             $   516,343
                                                                     ===========             ===========
         Weighted average common shares:

         Basic                                                        14,064,526              13,920,294

              Effect of dilutive securities:
                  Stock options and performance share awards              84,943                 144,079
                                                                          ------                 -------

         Diluted                                                      14,149,469              14,064,373
                                                                      ==========              ==========

3] On May 23, 1999, the Company acquired substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. by Mail divisions of Edison Brothers Stores, Inc. ("Edison"). Edison is currently operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, as amended. The all cash purchase price of $31.7 million, subject to adjustment, was for the acquisition of 175 United States and Canadian Repp Ltd. Big & Tall retail locations and the Repp Ltd. by Mail catalog business. The Company immediately sold Repp's Canadian operation to Grafton-Fraser, Inc., a Canadian men's retailer, and commenced the closing of 31 stores. The Company will operate the remaining 128 retail stores in the United States and the Repp Ltd. by Mail catalog through a new subsidiary, JBI Apparel, Inc. The transaction was financed primarily through (a) a new $20 million credit facility and a $5 million term loan provided to JBI Apparel, Inc. by BankBoston Retail Finance Inc. and Back Bay Capital Funding llc, respectively, (b) the issuance by JBI Apparel, Inc. of $10 million of senior subordinated notes to a group of investors, which included investment funds affiliated with Donaldson, Lufkin & Jenrette, Inc. (the "Investor Group"), and
(c) the sale of the Canadian operations and the liquidation of the inventories in the 31 closing stores. In connection with the $10 million financing provided by the Investor Group, J. Baker issued 5-year warrants enabling holders to purchase 1,200,000 shares of the Company's common stock at $5.00 per share. The remaining 128 Repp Ltd. retail stores and the Repp Ltd. by Mail catalog, which will continue to operate under the Repp Ltd. Big & Tall trade name, generated approximately $100 million in sales for the fiscal year ended January 30, 1999.

4]      The Company is a specialty retailer conducting business through retail stores in two business segments: apparel and footwear. The Company's chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company's segments based on operating profit and cash flow. Operating profit includes all revenues and direct expenses attributable to the segment and excludes certain expenses that are managed outside the segment, primarily general corporate expenses. General corporate expenses are comprised primarily of administrative functions, such as management, finance, information systems and human resources.

         Net sales and operating profits for each of the Company's business segments are set forth below. There are no material inter-segment revenues.

                                                                             Quarter Ended
                                                                    -----------------------------------
                                                                    May 1, 1999             May 2, 1998
                                                                    -----------             -----------
                                                                                ($ in thousands)
Apparel
       Net sales                                                      $ 74,198                $ 72,000
       Operating profit                                                  7,013                   5,882

Footwear
       Net sales                                                      $ 54,995                $ 54,637
       Operating profit                                                  3,618                   3,461

Consolidated
       Net sales                                                      $129,193                $126,637
       Operating profit before general
            corporate expense                                           10,631                   9,343
       General corporate expense                                        (5,620)                 (4,900)
       Interest expense, net                                            (3,479)                 (3,597)

       Earnings before income taxes                                    $ 1,532                 $   846

5] On November 12, 1998 Ames Department Stores, Inc. ("Ames") entered into an agreement for the acquisition of Hills Stores Company ("Hills"). The Company has operated licensed footwear departments in each of Ames' and Hills' stores pursuant to license agreements with each such entity. On December 31, 1998, Ames acquired control of Hills through its acquisition of substantially more than a majority of Hills' outstanding common stock and convertible preferred stock and notes. In March, 1999 Ames consummated the merger of Hills into a subsidiary of Ames.

         At the time of the acquisition, Hills operated 155 discount department stores in twelve states. In February, 1999, Ames began a program to remodel and convert 150 of the acquired Hills stores to Ames stores in three sequential phases of approximately 50 stores each. Upon the completion of the remodeling and conversion process, all such stores will be incorporated into the Company's license agreement with Ames on the same terms and conditions as presently exist. The first stage of remodeling, involving 50 stores, has been completed and the remodeled stores opened on April 22, 1999. The second stage, involving 54 stores, is scheduled to be completed in July, 1999 and the final stage, involving 46 stores, is scheduled to be completed in September, 1999. During these three stages of store closings, the Company has participated in liquidation sales of its footwear inventory in each store. The first and second stages of liquidation sales ended on February 22, 1999 and May 21, 1999, respectively, and the third stage is scheduled to be completed on July 26, 1999. The Company's sales in the combined Ames and Hills chains for the quarter ended May 1, 1999 were $30.0 million.

6] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the Southern District of New York, which, as amended, was confirmed on November 18, 1998. The Plan became effective on February 2, 1999 (the "Effective Date"), the Company's license agreement with Bradlees was amended and assumed and the reorganized Bradlees emerged from bankruptcy. Pursuant to the amended agreement, ten days after the Effective Date Bradlees made a cash distribution to the Company in the amount of $360,000 and shall pay the unpaid balance of the Company's pre-petition claim in thirty-six equal monthly installments, which commenced on March 1, 1999, with interest payable on the unpaid balance outstanding commencing with the seventh monthly payment. As provided in the amended licensed agreement, upon the occurrence of certain events, the entire unpaid balance of the Company's claim shall be paid within 30 days after such occurrence, without penalty or interest. The Company's sales in the Bradlees chain for the quarter ended May 1, 1999 were $9.6 million.

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

All references herein to fiscal 2000 and fiscal 1999 relate to the years ending January 29, 2000 and January 30, 1999, respectively.

Results of Operations

           First Quarter Fiscal 2000 versus First Quarter Fiscal 1999

         The Company's net sales increased by $2.6 million to $129.2 million in the first quarter of fiscal 2000 from $126.6 million in the first quarter of fiscal 1999, primarily due to an increase in sales in the Company's apparel businesses. Sales in the Company's apparel operations increased by $2.2 million to $74.2 million primarily due to a 3.7% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods). Sales in the Company's footwear operations increased by $358,000 to $55.0 million, primarily due to a 4.4% increase in comparable retail footwear store sales (comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed footwear departments which were open in corresponding weeks of the two comparison periods). Such increase was partially offset by a $2.0 million decrease in net sales due to the closing of a group of former Hills locations for a portion of the first quarter of fiscal 2000 for remodeling prior to their reopening as Ames stores. For additional information on the closing, remodeling and conversion of the former Hills stores to Ames stores, see Note 5 on page 6.

         The Company's cost of sales constituted 53.4% of sales in the first quarter of fiscal 2000 as compared to 53.9% of sales in the first quarter of fiscal 1999. Cost of sales in the Company's apparel operations was 50.8% of sales in the first quarter of fiscal 2000 as compared to 51.4% of sales in the first quarter of fiscal 1999. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 56.9% of sales in the first quarter of fiscal 2000, as compared to 57.3% of sales in the first quarter of fiscal 1999. The decrease in such percentage was primarily attributable to a higher initial markup on merchandise purchases, partially offset by higher markdowns as a percentage of sales.

         Selling, administrative and general expenses increased $938,000, or 1.8%, to $51.7 million in the first quarter of fiscal 2000 from $50.8 million in the first quarter of fiscal 1999. As a percentage of sales, selling, administrative and general expenses were 40.0% of sales in the first quarter of fiscal 2000, as compared to 40.1% of sales in the first quarter of fiscal 1999. Selling, administrative and general expenses in the Company's apparel operations were 41.2% of sales in the first quarter of fiscal 2000 as compared to 41.7% of sales in the first quarter of fiscal 1999. This decrease was primarily due to the increase in comparable apparel store sales. Selling, administrative and general expenses in the Company's footwear operations were 38.5% of sales in the first quarter of fiscal 2000 as compared to 38.0% of sales in the first quarter of fiscal 1999. This increase was primarily due to an increase in store level expenses.

         Depreciation and amortization expense increased by $391,000 to $3.5 million in the first quarter of fiscal 2000 from $3.1 million in the first quarter of fiscal 1999, primarily due to an increase in depreciable and amortizable assets.

         As a result of the above, the Company's operating income increased to $5.0 million in the first quarter of fiscal 2000 from $4.4 million in the first quarter of fiscal 1999. As a percentage of sales, operating income was 3.9% in the first quarter of fiscal 2000 as compared to 3.5% in the first quarter of fiscal 1999.

         Net interest expense decreased by $119,000 to $3.5 million in the first quarter of fiscal 2000 from $3.6 million in the first quarter of fiscal 1999, primarily due to lower interest rates on bank borrowings and lower average levels of bank borrowings in the first quarter of fiscal 2000 versus the first quarter of fiscal 1999.

         Taxes on earnings for the first quarter of fiscal 2000 were $552,000, yielding an effective tax rate of 36.0%, as compared to taxes on earnings of $330,000, yielding an effective tax rate of 39.0%, in the first quarter of fiscal 1999. The tax rate for fiscal 2000 is consistent with that utilized for the entire fiscal year 1999.

     Net earnings for the first quarter of fiscal 2000 were $980,000, as compared to net earnings of $516,000 in the first quarter of fiscal 1999, an increase of 89.8%.

Financial Condition

                      May 1, 1999 versus January 30, 1999

         The increase in accounts receivable at May 1, 1999 from January 30, 1999 was primarily due to an increase in trade receivables due to seasonal factors, licensed footwear department sales in April being higher than licensed footwear department sales in January.

     The increase in merchandise inventories at May 1, 1999 from January 30, 1999 was primarily due to a seasonal increase in the average inventory level per location.
         The decrease in accounts payable at May 1, 1999 from January 30, 1999 was primarily due to a decrease in in-transit inventory. The ratio of accounts payable to merchandise inventory was 28.6% at May 1, 1999, as compared to 34.0% at January 30, 1999 and 28.2% at May 2, 1998.

         The increase in long-term debt, net of current portion, at May 1, 1999 from January 30, 1999 was primarily due to additional bank borrowings to meet seasonal working capital needs and to fund capital expenditures.

Liquidity and Capital Resources

         The Company has separate revolving credit facilities, which are guaranteed by J. Baker, Inc., to finance its combined Casual Male and Work 'n Gear apparel business (the "Apparel Credit Facility") and its footwear business (the "Footwear Credit Facility"). The Apparel Credit Facility is an $85 million revolving credit facility with Fleet National Bank, BankBoston, N.A., The Chase Manhattan Bank, Imperial Bank, USTrust, Wainwright Bank & Trust Company and Bank Polska Kasa Opieki S.A. The Apparel Credit Facility is secured by all the capital stock of The Casual Male, Inc. and four other subsidiaries of the Company. The aggregate commitment under the Apparel Credit Facility will automatically reduce by $10 million on December 31, 1999. Borrowings under the Apparel Credit Facility bear interest at variable rates and can be in the form of loans, bankers' acceptances and letters of credit. This facility expires May 31, 2000.

         The Footwear Credit Facility is a $50 million revolving credit facility, secured by substantially all the assets of JBI, Inc. and Morse Shoe, Inc., with BankBoston Retail Finance Inc. and Fleet National Bank. Aggregate borrowings available under the Footwear Credit Facility are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bear interest at variable rates and can be in the form of loans or letters of credit. This facility expires May 31, 2001.

         As of May 1, 1999, the Company had aggregate borrowings outstanding under its Apparel Credit Facility and its Footwear Credit Facility totaling $68.0 million and $44.9 million, respectively, consisting of loans and obligations under letters of credit.

         In May, 1999, a new subsidiary of the Company, JBI Apparel, Inc., acquired the Repp Ltd. Big & Tall retail store business operated in the United States and the Repp Ltd. by Mail catalog. The purchase price and working capital needs of the Repp business are being financed primarily through (a) a new credit facility provided to JBI Apparel, Inc. by BankBoston Retail Finance Inc. ("BBRF") and Back Bay Capital Funding llc, respectively, and (b) senior subordinated notes and warrants issued to a group of investors, which included investment funds affiliated with Donaldson, Lufkin and Jenrette, Inc. (the "Investor Group").

         Effective May 21, 1999, a combination $20 million revolving line of credit and $5 million term loan facility (the "JBI Apparel Credit Facility") was established with BBRF and Back Bay Capital llc, respectively. The JBI Apparel Credit Facility is secured by substantially all of the assets of JBI Apparel, Inc. and guaranteed by the Company's JBI, Inc. and Morse Shoe, Inc. subsidiaries. These guarantees are secured by liens (which are junior to those securing the Footwear Credit Facility) on substantially all the assets of JBI, Inc. and Morse Shoe, Inc. Aggregate borrowings are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the $20 million revolving line of credit bear interest at variable rates and may be in the form of loans or letters of credit. Borrowings under the term loan bear interest at 19% per year. The JBI Apparel Credit Facility expires on May 31, 2001.

         Also effective on May 21, 1999, the Investor Group provided $10 million to JBI Apparel, Inc. through the issuance of 13% Senior Subordinated Notes. Detachable warrants were issued in connection with the 13% Senior Subordinated Notes, which enable the holders to purchase 1,200,000 shares of J. Baker, Inc. common stock at $5.00 per share. The 13% Senior Subordinated Notes mature on December 31, 2001, and the warrants expire on May 21, 2004.

         Net cash used in operating activities for the first quarter of fiscal 2000 was $19.2 million, as compared to net cash used in operating activities of $12.3 million in the first quarter of fiscal 1999. The $6.9 million change was primarily due to an increase in net accounts receivable in fiscal 2000 versus a decrease in net accounts receivable in fiscal 1999, which was primarily due to the receipt of litigation settlement proceeds in the first quarter of fiscal 1999.

         Net cash used in investing activities for the first quarter of fiscal 2000 was $2.1 million, as compared to net cash used in investing activities of $1.1 million in the first quarter of fiscal 1999. The $1.0 million change was primarily due to the receipt of $888,000 in proceeds from the sales of the footwear businesses in the first quarter of fiscal 2000 versus receipt of $2.9 million in sales proceeds in the first quarter of fiscal 1999. This decrease was partially offset by lower capital expenditures in the first quarter of fiscal 2000 than the first quarter of fiscal 1999.

         Net cash provided by financing activities for the first quarter of fiscal 2000 was $19.0 million, as compared to net cash provided by financing activities of $10.5 million in the first quarter of fiscal 1999. The $8.5 million change was primarily due to the net borrowing of $19.2 million under the Company's revolving lines of credit during the first quarter of fiscal 2000 versus the net borrowing of $12.4 million during the first quarter of fiscal 1999.

         The  Company   invested  $3.0  million  and  $3.5  million  in  capital
expenditures during the first quarters of fiscal 2000 and fiscal 1999, respectively. The Company's capital expenditures generally relate to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

         Following is a table showing actual and planned store openings by division for fiscal 2000:

                                    Actual Openings                   Planned Openings                Total
                                      First Quarter               Second through Fourth          Actual/Planned
         Division                      Fiscal 2000                  Quarters Fiscal 2000             Openings
         --------                      -----------                  --------------------             --------
         Casual Male                        2                               4                             6
         Work 'n Gear                       -                               -                             -
         JBI Footwear                       2                               3                             5
         Repp Ltd. Big &Tall                -                              10                            10

         Offsetting the above actual and planned store openings, the Company closed 1 Casual Male store, 2 Work 'n Gear stores and 3 JBI Footwear departments during the first quarter of fiscal 2000. The Company has plans to close approximately an additional 8 Casual Male stores during the second through fourth quarters of fiscal 2000. These numbers do not reflect the closing and reopening of the approximately 150 Hills/Ames stores during fiscal 2000, nor do they reflect the 128 stores which were acquired as a result of the Repp acquisition.

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

The Company's State of Readiness
         The Company established a Year 2000 committee comprised of senior management of the Company and also engaged an independent consulting firm to assist in remediation of the Company's Year 2000 issues. The Company evaluated its internal computer systems and while the data processing systems were found to be impacted to some extent, Year 2000 issues were found to be most significant in connection with various mainframe computer programs. In fiscal 1997, the Company developed a plan to address Year 2000 issues as they related to the mainframe computer programs and began the process of converting such computer programs to be Year 2000 compliant. During fiscal 1999, the Company completed the conversion of its three primary mainframe computer programs to be Year 2000 compliant.

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

Costs to Address the Year 2000
         The Company's total Year 2000 expenditures are estimated to be approximately $4.0 million, of which approximately $2.0 million are for incremental costs, and are being funded through operating cash flows. Certain other non-Year 2000 computer system projects were deferred in order to ensure completion of the Company's Year 2000 compliance efforts. Although management believes deferring such projects has not had a material adverse effect on the Company's operations, it expects these projects, when implemented, will positively impact future results. The Company is expensing all costs associated with Year 2000 computer system changes as the costs are incurred. To date, the Company has expended approximately $3.7 million on Year 2000 projects.

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

Date:    Canton, Massachusetts
         June 14, 1999




                                 By:/s/Philip Rosenberg
                                 Philip Rosenberg
                                 Executive Vice President,
                                 Chief Financial Officer
                                 and Treasurer


Date:    Canton, Massachusetts
         June 14 1999

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              -------------------

                                    EXHIBITS

                                   Filed with


                         Quarterly Report on Form 10-Q

                                       of

                                 J. BAKER, INC.

                              555 Turnpike Street

                                Canton, MA 02021

                       For the Quarter ended May 1, 1999

                                 EXHIBIT INDEX

Exhibit                                                                                                   Page No.

04.  Instruments Defining the Rights of Security Holders, Including Indentures
     -------------------------------------------------------------------------

     [.01]  Securities Purchase Agreement by and among J. Baker, Inc.,                                           *
            JBI, Inc, and JBI Apparel, Inc. as Guarantor, and DLJ Fund
            Investment  Partners II, L.P. and others (the "Investor Group"),  as
            Purchasers, dated as of May 19, 1999, attached.

     [.02]  Form of 13% Senior Subordinated Note dated as of May 21, 1999,                                       *
            attached.

     [.03]  Form of Warrant, dated as of May 21, 1999, attached.                                                 *

     [.04]  Guaranty by JBI, Inc. in favor of the Investor Group,                                                *
            dated as of May 21, 1999, attached.

     [.05]  Registration Rights Agreement by and among J. Baker, Inc.,                                           *
            JBI, Inc. and JBI Apparel, Inc. and the Investor Group,
            dated as of May 21, 1999, attached.

10.      Material Contracts

     [.01]  Asset Purchase Agreement by and among J. Baker, Inc. as                                              *
            Purchaser and Edison Brothers, Stores, Inc., Edison Brothers
            Apparel Stores, Inc. and Repp Ltd. Big & Tall as Sellers,
            dated as of April 30, 1999, attached.

     [.02]  Loan and Security Agreement by and among JBI, Apparel, Inc.                                          *
            and BankBoston Retail Finance, Inc. and Back Bay Capital
            Funding llc, dated as of May 21, 1999, attached.

     [.03]  Fourth Amendment to Loan and Security Agreement between                                              *
            JBI, Inc, Morse Shoe, Inc. and JBI Holding Company, Inc.,
            and BankBoston Retail Finance Inc. and Fleet National Bank,
            dated as of May 21, 1999, attached.


11.  Computation of Net Earnings Per Common Share, attached.                                                    *
     -------------------------------------------------------

27.  Financial Data Schedule                                                                                    *
     -----------------------


*           Included herein