Form 10-Q
period 1999-07-31
BAKER J INC
filed 1999-09-14
CIK 792570

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
                                                 -------------

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

                                    YES X      NO
                                       ---        ---

         14,064,639 shares of common stock were outstanding on July 31, 1999.

                         J. BAKER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JULY 31, 1999 (UNAUDITED) AND JANUARY 30, 1999






                                                                                      JULY 31,              JANUARY 30,
        ASSETS                                                                          1999                   1999
        ------                                                                        --------              -----------

Current assets:
    Cash and cash equivalents                                                        $  2,163,842         $   3,679,115
    Accounts receivable:
        Trade, net                                                                     11,761,189             9,979,178
        Other                                                                           4,142,367             2,768,651
                                                                                      -----------           -----------
                                                                                       15,903,556            12,747,829
                                                                                      -----------           -----------

    Merchandise inventories                                                           190,222,752           164,057,913
    Prepaid expenses                                                                    7,722,797             3,595,858
    Deferred income taxes, net                                                          4,535,000             4,535,000
                                                                                      -----------           -----------
             Total current assets                                                     220,547,947           188,615,715
                                                                                      -----------           -----------

Property, plant and equipment, at cost:
    Land and buildings                                                                 19,726,648            19,726,648
    Furniture, fixtures and equipment                                                  83,216,723            76,008,130
    Leasehold improvements                                                             27,966,322            26,869,958
                                                                                      -----------           -----------
                                                                                      130,909,693           122,604,736
    Less accumulated depreciation and amortization                                     60,716,281            54,109,006
                                                                                      -----------           -----------
             Net property, plant and equipment                                         70,193,412            68,495,730
                                                                                      -----------           -----------

Deferred income taxes, net                                                             53,230,254            55,404,641
Other assets, at cost, less accumulated amortization                                   14,212,076            11,518,573
                                                                                      -----------           -----------
                                                                                     $358,183,689          $324,034,659
                                                                                      -----------           ----------
                                                                                      -----------           -----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
    Current portion of long-term debt                                               $  10,692,782         $   2,112,955
    Accounts payable                                                                   52,006,289            55,830,124
    Accrued expenses                                                                   16,101,922             8,772,148
    Income taxes payable                                                                        -             1,811,701
                                                                                      -----------           -----------
             Total current liabilities                                                 78,800,993            68,526,928
                                                                                      -----------           -----------

Other liabilities                                                                       2,652,118             2,741,591
Long-term debt, net of current portion                                                114,041,740           104,229,825
Senior subordinated debt                                                                6,918,000                     -
Convertible subordinated debt                                                          70,353,000            70,353,000

Stockholders' equity                                                                   85,417,838            78,183,315
                                                                                      -----------           -----------
                                                                                     $358,183,689          $324,034,659
                                                                                      -----------           -----------
                                                                                      -----------           -----------










See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             FOR THE QUARTERS ENDED JULY 31, 1999 AND AUGUST 1, 1998
                                   (UNAUDITED)


                                                                            QUARTER                   QUARTER
                                                                             ENDED                     ENDED
                                                                         JULY 31, 1999            AUGUST 1, 1998
                                                                         -------------            --------------

Net sales                                                                  $169,247,687              $146,496,325

Cost of sales                                                                91,947,529                79,698,372
                                                                            -----------               -----------

      Gross profit                                                           77,300,158                66,797,953

Selling, administrative and general expenses                                 63,473,743                55,300,865

Depreciation and amortization                                                 4,228,082                 3,606,440
                                                                             ----------                ----------

      Operating income                                                        9,598,333                 7,890,648

Net interest expense                                                          4,326,305                 3,637,483
                                                                             ----------                ----------

      Earnings before income taxes                                            5,272,028                 4,253,165

Income tax expense                                                            1,898,000                 1,659,000
                                                                             ----------                ----------

      Net earnings                                                          $ 3,374,028               $ 2,594,165
                                                                             ----------                ----------
                                                                             ----------                ----------

Net earnings per common share:
      Basic                                                                $       0.24              $       0.19

                                                                             ----------                ----------
                                                                             ----------                ----------
      Diluted                                                              $       0.23              $       0.18
                                                                             ----------                ----------
                                                                             ----------                ----------

Number of shares used to compute net earnings per common share:
      Basic                                                                  14,064,619                13,979,160

                                                                             ----------                ----------
                                                                             ----------                ----------
      Diluted                                                                14,617,942                14,371,746

                                                                             ----------                ----------
                                                                             ----------                ----------

Dividends declared per share                                               $      0.015              $      0.015

                                                                             ----------                ----------
                                                                             ----------                ----------















See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   FOR THE SIX MONTHS ENDED JULY 31, 1999 AND
                                 AUGUST 1, 1998
                                   (UNAUDITED)


                                                                           SIX MONTHS               SIX MONTHS
                                                                             ENDED                    ENDED
                                                                         JULY 31, 1999            AUGUST 1, 1998
                                                                         -------------            --------------

Net sales                                                                  $298,440,297              $273,132,889

Cost of sales                                                               160,920,637               148,010,931
                                                                           ------------               -----------

      Gross profit                                                          137,519,660               125,121,958

Selling, administrative and general expenses                                115,194,128               106,083,321

Depreciation and amortization                                                 7,716,697                 6,704,486
                                                                           ------------               ------------

      Operating income                                                       14,608,835                12,334,151

Net interest expense                                                          7,804,817                 7,234,643
                                                                           ------------               -----------

      Earnings before income taxes                                            6,804,018                 5,099,508

Income tax expense                                                            2,450,000                 1,989,000
                                                                           ------------               -----------

      Net earnings                                                          $ 4,354,018               $ 3,110,508
                                                                           ------------               -----------
                                                                           ------------               -----------

Net earnings per common share:
      Basic                                                                $       0.31              $       0.22

                                                                           ------------               -----------
                                                                           ------------               -----------
      Diluted                                                              $       0.30              $       0.22

                                                                           ------------               -----------
                                                                           ------------               -----------

Number of shares used to compute net earnings per common share:
      Basic                                                                  14,064,573                13,949,728
                                                                           ------------               -----------
                                                                           ------------               -----------
      Diluted                                                                14,303,692                14,205,567
                                                                           ------------               -----------
                                                                           ------------               -----------

Dividends declared per share                                               $      0.030              $      0.030
                                                                           ------------               -----------
                                                                           ------------               -----------











See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE SIX MONTHS ENDED JULY 31, 1999 AND AUGUST 1,
                                      1998
                                   (UNAUDITED)



                                                                                   July 31, 1999        August 1, 1998
                                                                                   -------------        --------------


Cash flows from operating activities:
    Net earnings                                                                   $  4,354,018         $  3,110,508
    Adjustments to reconcile net earnings to net cash
      used in operating activities:
       Depreciation and amortization:
           Fixed assets                                                               6,607,275            5,760,015
           Deferred charges, intangible assets and
             deferred financing costs                                                 1,329,400              948,427
       Deferred income taxes, net                                                     2,174,387            2,684,620
       Grants of performance share awards                                                     -              255,563
       Change in:
           Accounts receivable                                                       (3,155,727)           2,744,172
           Merchandise inventories                                                   (7,627,839)         (18,661,351)
           Prepaid expenses                                                          (3,234,164)          (3,182,118)
           Accounts payable                                                          (3,823,835)          (7,655,544)
           Accrued expenses                                                           7,329,774           (1,026,297)
           Income taxes payable/receivable                                           (1,811,701)             (84,288)
           Other liabilities                                                            (31,619)            (308,761)
                                                                                   ------------         ------------
               Net cash provided by (used in) operating activities                    2,109,969          (15,415,054)
                                                                                   ------------         ------------

Cash flows from investing activities: Capital expenditures for:
       Property, plant and equipment                                                 (5,304,957)          (5,472,057)
       Other assets                                                                    (989,648)            (542,198)
    Proceeds from sales of footwear businesses                                          887,903            2,902,335
    Assets acquired of Repp Ltd. Big & Tall businesses                              (26,202,347)                   -
                                                                                   ------------         ------------
              Net cash used in investing activities                                 (31,609,049)          (3,111,920)
                                                                                   ------------         ------------

Cash flows from financing activities:
    Repayment of senior debt                                                         (1,500,000)          (1,500,000)
    Proceeds from long-term debt                                                     20,191,350           17,935,497
    Proceeds from senior subordinated debt                                           10,000,000                    -
    Repayment of mortgage payable                                                      (299,608)            (279,847)
    Payment of mortgage escrow, net                                                      11,560              (21,281)
    Proceeds from issuance of common stock, net of retirements                            2,438              151,342
    Payment of dividends                                                               (421,933)            (419,675)
                                                                                   ------------         ------------
              Net cash provided by financing activities                              27,983,807           15,866,036
                                                                                   ------------         ------------

              Net decrease in cash                                                   (1,515,273)          (2,660,938)

Cash and cash equivalents at beginning of year                                        3,679,115            3,995,995
                                                                                   ------------         ------------

Cash and cash equivalents at end of period                                         $  2,163,842         $  1,335,057
                                                                                   ------------         ------------
                                                                                   ------------         ------------

Supplemental disclosure of cash flow information:
   Cash paid for:
     Interest                                                                      $  7,667,243         $  7,250,060
     Income taxes                                                                     2,087,315               84,288
   Income taxes refunded                                                                      -             (914,478)
                                                                                   ------------         ------------
                                                                                   ------------         ------------

Schedule of non-cash financing activity:
    Warrants issued with senior subordinated debt                                     3,300,000                 --
                                                                                   ------------         ------------
                                                                                   ------------         ------------
    Common stock issued for performance share awards                                          -              255,563
                                                                                   ------------         ------------
                                                                                   ------------         ------------
    Stock issued for executive stock plans in exchange for notes receivable                   -            1,018,750
                                                                                   ------------         ------------
                                                                                   ------------         ------------


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

      For the quarters and six months ended July 31, 1999 and August 1, 1998, the calculation of diluted earnings per common share includes the dilutive effect of outstanding stock options and warrants. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for the quarters and six months ended July 31, 1999 and August 1, 1998 because its effect would be antidilutive. All net earnings per common share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

      Net earnings and shares used to compute net earnings per share, basic and diluted, are reconciled below:




                                                             QUARTERS ENDED                     SIX MONTHS ENDED
                                                       ---------------------------          -----------------------
                                                       JULY 31,          AUGUST 1,          JULY 31,      AUGUST 1,
                                                          1999              1998              1999          1998

         Net earnings, basic and diluted             $ 3,374,028       $ 2,594,165       $ 4,354,018    $ 3,110,508
                                                      ----------        ----------        ----------     ----------
                                                      ----------        ----------        ----------     ----------
         Weighted average common shares:
         Basic                                        14,064,619        13,979,160        14,064,573     13,949,728
             Effect of dilutive securities:
                 Stock options and performance
                      share awards                       553,323           392,586           239,119        255,839
                                                      ----------        ----------        ----------     ----------
         Diluted                                      14,617,942        14,371,746        14,303,692     14,205,567
                                                      ----------        ----------        ----------     ----------
                                                      ----------        ----------        ----------     ----------



3]    On May 23, 1999, the Company acquired substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions of Edison Brothers Stores, Inc. ("Edison"). Edison is currently operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, as amended. The all cash purchase price was for the acquisition of 175 United States and Canadian Repp Ltd. Big & Tall retail locations and the Repp Ltd. By Mail catalog business. The Company immediately sold Repp's Canadian operation, 16 stores, to Grafton-Fraser, Inc., a Canadian men's retailer, and commenced the closing of 31 stores in the United States. The Company operates the remaining 128 retail stores in the United States and the Repp Ltd. By Mail catalog through a new subsidiary, JBI Apparel, Inc. The transaction was financed primarily through (a) a new $20 million credit facility and a $5 million term loan provided to JBI Apparel, Inc. by BankBoston Retail Finance Inc. and Back Bay Capital Funding LLC, respectively, (both of which have been subsequently amended on August 30, 1999 through a refinancing - see Note 7), (b) the issuance by JBI Apparel, Inc. of $10 million of senior subordinated notes to a group of investors, which included investment funds affiliated with Donaldson, Lufkin & Jenrette, Inc. (the "Investor Group"), and (c) the sale of the Canadian operations and the liquidation of the inventories in the 31 closing stores. The net purchase price for the acquired assets, which primarily consisted of inventory and fixed assets for the 128 retail stores in the United States and the Repp Ltd. By Mail catalog, is $26.2 million, subject to adjustment. In connection with the $10 million financing provided by the Investor Group, J. Baker issued 5-year warrants enabling holders to purchase 1,200,000 shares of the Company's common stock at $5.00 per share. The remaining 128 Repp Ltd. retail stores and the Repp Ltd. By Mail catalog, which will continue to operate under the Repp Ltd. Big & Tall trade name, generated sales of $18.4 million in both the quarter and six months ended July 31, 1999.

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

      Net sales and operating profits for each of the Company's business segments are set forth below. There are no material inter-segment revenues.




                                                              Quarters Ended                 Six Months Ended
                                                              --------------                 ----------------
                                                       July 31,          August 1,          July 31,      August 1,
                                                          1999              1998              1999          1998
                                                          ----              ----              ----          ----
                                                              (in thousands)                    (in thousands)


APPAREL
       Net sales                                       $ 97,761          $ 75,556       $ 171,959     $ 147,556
       Operating profit                                   8,965             6,545          15,978        12,427

FOOTWEAR
       Net sales                                       $ 71,486          $ 70,940       $ 126,481     $ 125,577
       Operating profit                                   6,272             6,072           9,890         9,533

CONSOLIDATED
       Net sales                                       $169,247          $146,496        $298,440      $273,133
       Operating profit before general
            corporate expense                            15,237            12,617          25,868        21,960
       General corporate expense                         (5,639)           (4,726)        (11,259)       (9,625)
       Interest expense, net                             (4,326)           (3,638)         (7,805)       (7,235)

       Earnings before income taxes                     $ 5,272           $ 4,253         $ 6,804       $ 5,100

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

      At the time of the acquisition, Hills operated 155 discount department stores in twelve states. In February, 1999, Ames began a program to remodel and convert 151 of the acquired Hills stores to Ames stores in three sequential phases of approximately 50 stores each. Upon the completion of the remodeling and conversion process, all such stores will be incorporated into the Company's license agreement with Ames on the same terms and conditions as presently exist. The first stage of remodeling, involving 50 stores, has been completed and the remodeled stores opened on April 22, 1999. The second stage, involving 54 stores, was completed in July, 1999 and the remodeled stores reopened on July 19, 1999. The final stage, involving 47 stores, is scheduled to be completed in September, 1999. During these three stages of store closings, the Company participated in liquidation sales of its footwear inventory in each store. The three stages of liquidation sales ended on February 22, 1999, May 21, 1999 and July 26, 1999, respectively. The Company's sales in the combined Ames and Hills chains for the quarter and six months ended July 31, 1999 were $38.7 million and $68.7 million, respectively.

6]    On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the
Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the Southern District of New York, which, as amended, was confirmed on November 18, 1998. The Plan became effective on February 2, 1999 (the "Effective Date"), the Company's license agreement with Bradlees was amended and assumed and the reorganized Bradlees emerged from bankruptcy. Pursuant to the amended agreement, ten days after the Effective Date Bradlees made a cash distribution to the Company in the amount of $360,000 and will pay the unpaid balance of the Company's pre-petition claim in thirty-six equal monthly installments, which commenced on March 1, 1999, with interest payable on the unpaid balance outstanding commencing with the seventh monthly payment. As provided in the amended license agreement, upon the occurrence of certain events, the entire unpaid balance of the Company's claim shall be paid within 30 days after such occurrence, without penalty or interest. The Company's sales in the Bradlees chain for the quarter and six months ended July 31, 1999 were $14.2 million and $23.8 million, respectively.

7]    On August 30, 1999, the Company established a total of $184 million in bank financing arrangements, comprised of a $150 million revolving credit facility, a $25 million term loan and a $9 million chattel loan. These three facilities, all of which mature in May 2002, amended or replaced $160 million in previously existing bank credit facilities which would have otherwise expired in May 2000 and May 2001.

      The $150 million revolving line of credit (the "Revolver") was provided by a group of lenders led by Bank Boston Retail Finance Inc. Aggregate borrowings under the Revolver are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Revolver bear interest at variable rates and can be in the form of loans and letters of credit.

      The $25 million term loan (the "Term Loan") was provided by Back Bay Capital Funding LLC. If certain conditions are met, a principal payment of $5 million is due on April 30, 2000, and payments of $2.5 million are due on each of July 31, 2000 and November 30, 2000. Borrowings under the Term Loan bear interest at 16% per year.

      The $9 million chattel loan (the "Chattel Loan") was provided by BancBoston Leasing Inc. The Chattel Loan is payable in equal monthly installments of principal and interest and bears interest at 10.35%.

      Each of the Revolver, the Term Loan and the Chattel Loan is secured by substantially all of the assets of the Company, and amended or replaced the following previously existing credit facilities:

- An $85 million revolving credit facility which was used to finance the Company's Casual Male Big & Tall and Work `n Gear apparel businesses;
- A $50 million revolving credit facility which was used to finance the Company's footwear business;
- A $20 million revolving line of credit and $5 million term loan facility which were used to finance the Company's Repp Ltd. Big & Tall businesses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

STATEMENTS MADE OR INCORPORATED INTO THIS QUARTERLY REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT, WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATION OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 14 OF THIS QUARTERLY REPORT.

All references herein to fiscal 2000 and fiscal 1999 relate to the years ending January 29, 2000 and January 30, 1999, respectively.

RESULTS OF OPERATIONS

     FIRST SIX MONTHS OF FISCAL 2000 VERSUS FIRST SIX MONTHS OF FISCAL 1999

      The Company's net sales increased by $25.3 million to $298.4 in the first six months of fiscal 2000 from $273.1 million in the first six months of fiscal 1999, primarily due to $18.4 million in sales generated by the Repp Ltd. Big & Tall stores and the Repp Ltd. By Mail catalog, which were acquired by the Company on May 23, 1999. Sales in the Company's apparel operations increased by $24.4 million to $172.0 in the first six months of fiscal 2000 from $147.6 million in the first six months of fiscal 1999, primarily due to sales in the newly acquired Repp businesses and a 4.7% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work `n Gear stores which were open in corresponding weeks of the two comparison periods). Sales in the Company's footwear operations increased by $905,000 to $126.5 million in the first six months of fiscal 2000 from $125.6 million in the first six months of fiscal 1999, primarily due to a 5.3% increase in comparable retail footwear store sales (comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed footwear departments which were open in corresponding weeks of the two comparison periods). The increase was partially offset by a $5.1 million decrease in sales due to the temporary closing of the approximately 150 former Hills stores for a portion of the first six months of fiscal 2000, prior to their reopening as Ames stores.

      The Company's cost of sales constituted 53.9% of sales in the first six months of fiscal 2000, as compared to 54.2% of sales in the first six months of fiscal 1999. Cost of sales in the Company's apparel operations was 51.2% of sales in the first six months of fiscal 2000, which was comparable to the 51.1% of sales in the first six months of fiscal 1999. Cost of sales in the Company's footwear operations was 57.7% of sales in the first six months of fiscal 2000, as compared to 57.9% of sales in the first six months of fiscal 1999. The decrease in such percentage was primarily attributable to a higher initial markup on merchandise purchases, partially offset by higher markdowns as a percentage of sales.

      Selling, administrative and general expenses increased $9.1 million, or 8.6%, to $115.2 million in the first six months of fiscal 2000 from $106.1 million in the first six months of fiscal 1999, primarily due to the acquisition of the Repp businesses. As a percentage of sales, selling, administrative and general expenses were 38.6% of sales in the first six months of fiscal 2000, as compared to 38.8% of sales in the first six months of fiscal 1999. Selling, administrative and general expenses in the Company's apparel operations were 40.4% of sales in the first six months of fiscal 2000 as compared to 41.4% of sales in the first six months of fiscal 1999. This decrease was primarily due to the increase in comparable apparel store sales. Selling, administrative and general expenses in the Company's footwear operations were 36.2% of sales in the first six months of fiscal 2000, as compared to 35.9% of sales in the first six months of fiscal 1999. This increase was primarily due to an increase in store level expenses.

      Depreciation and amortization expense increased by $1.0 million to $7.7 million in the first six months of fiscal 2000 from $6.7 million in the first six months of fiscal 1999, primarily due to an increase in depreciable and amortizable assets.

      As a result of the above, the Company's operating income increased by $2.3 million to $14.6 million in the first six months of fiscal 2000 from $12.3 million in the first six months of fiscal 1999. As a percentage of sales, operating income was 4.9% in the first six months of fiscal 2000 as compared to 4.5% in the first six months of fiscal 1999.

      Net interest expense increased by $570,000 to $7.8 million in the first six months of fiscal 2000 from $7.2 million in the first six months of fiscal 1999, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in the first six months of fiscal 2000 versus the first six months of fiscal 1999, both of which were primarily due to the acquisition of the Repp Ltd. Big & Tall businesses.

      Taxes on earnings for the first six months of fiscal 2000 were $2.5 million, yielding an effective tax rate of 36.0%, as compared to taxes on earnings of $2.0 million for the first six months of fiscal 1999, yielding an effective tax rate of 39.0%. The tax rate for the first six months of fiscal 2000 is consistent with that utilized for the entire fiscal year 1999.

      Net earnings for the first six months of fiscal 2000 were $4.4 million, as compared to net earnings of $3.1 million in the first six months of fiscal 1999, an increase of 40.0%.

       SECOND QUARTER OF FISCAL 2000 VERSUS SECOND QUARTER OF FISCAL 1999

      The Company's net sales increased by $22.7 million to $169.2 million in the second quarter of fiscal 2000 from $146.5 million in the second quarter of fiscal 1999, primarily due to $18.4 million in sales generated by the Repp Ltd. Big & Tall stores and the Repp Ltd. By Mail catalog acquired by the Company on May 23, 1999. Sales in the Company's apparel operations increased by $22.2 million to $97.8 million in the second quarter of fiscal 2000 from $75.6 million in the second quarter of fiscal 1999, primarily due to the aforementioned acquisition of the Repp Ltd. Big & Tall stores and Repp Ltd. By Mail catalog businesses in the second quarter of fiscal 2000, and a 5.6% increase in comparable apparel store sales. Sales in the Company's footwear operations increased by $547,000 to $71.5 million in the second quarter of fiscal 2000 from $70.9 million in the second quarter of fiscal 1999, primarily due to a 5.9% increase in comparable retail footwear store sales. The increase was partially offset by a $3.1 million decrease in sales due to the temporary closing of approximately 100 of the 150 former Hills stores for a portion of the second quarter of fiscal 2000, prior to their reopening as Ames stores.

      The Company's cost of sales constituted 54.3% of sales in the second quarter of fiscal 2000, as compared to 54.4% of sales in the second quarter of fiscal 1999. Cost of sales in the Company's apparel operations was 51.4% of sales in the second quarter of fiscal 2000, as compared to 50.7% of sales in the second quarter of fiscal 1999. The increase in such percentage was primarily attributable to a lower initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 58.3% of sales in the second quarter of fiscal 2000, as compared to 58.3% of sales in the second quarter of fiscal 1999.

      Selling, administrative and general expenses increased $8.2 million, or 14.8%, to $63.5 million in the second quarter of fiscal 2000 from $55.3 million in the second quarter of fiscal 1999, primarily due to the acquisition of the Repp businesses. As a percentage of sales, selling, administrative and general expenses were 37.5% of sales in the second quarter of fiscal 2000, as compared to 37.7% of sales in the second quarter of fiscal 1999. Selling, administrative and general expenses in the Company's apparel operations were 39.8% of sales in the second quarter of fiscal 2000, as compared to 41.1% of sales in the second quarter of fiscal 1999. This decrease was primarily due to the increase in comparable apparel store sales. Selling, administrative and general expenses in the Company's footwear operations were 34.4% of sales in the second quarter of fiscal 2000, as compared to 34.2% of sales in the second quarter of fiscal 1999. This increase was primarily due to an increase in store level expenses.

      Depreciation and amortization expense increased by $622,000 to $4.2 million in the second quarter of fiscal 2000 from $3.6 million in the second quarter of fiscal 1999, primarily due to an increase in depreciable and amortizable assets.

      As a result of the above, the Company's operating income increased by $1.7 million to $9.6 million in the second quarter of fiscal 2000 from $7.9 million in the second quarter of fiscal 1999. As a percentage of sales, operating income was 5.7% in the second quarter of fiscal 2000, as compared to 5.4% in the second quarter of fiscal 1999.

      Net interest expense increased by $689,000 to $4.3 million in the second quarter of fiscal 2000 from $3.6 million in the second quarter of fiscal 1999, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in the second quarter of fiscal 2000 versus the second quarter of fiscal 1999, both of which were primarily due to the acquisition of the Repp Ltd. Big & Tall businesses.

      Taxes on earnings for the second quarter of fiscal 2000 were $1.9 million, yielding an effective tax rate of 36.0%, as compared to taxes on earnings of $1.7 million for the second quarter of fiscal 1999, yielding an effective tax rate of 39.0%. The tax rate for the second quarter of fiscal 2000 is consistent with that utilized for the entire fiscal year 1999.

      Net earnings for the second quarter of fiscal 2000 were $3.4 million, as compared to net earnings of $2.6 million in the second quarter of fiscal 1999, an increase of 30.1%.

FINANCIAL CONDITION

                      JULY 31, 1999 VERSUS JANUARY 30, 1999

      The increase in accounts receivable at July 31, 1999 from January 30, 1999 was primarily due to an increase in trade receivables due to seasonal factors, licensed footwear department sales in July being higher than licensed footwear department sales in January.

      The increase in merchandise inventories at July 31, 1999 from January 30, 1999 was primarily due to the acquisition of the Repp Ltd. Big & Tall stores and the Repp Ltd. By Mail businesses, and a seasonal increase in the average inventory level per location.

      The increase in current portion of long-term debt at July 31, 1999 versus January 30, 1999 is primarily due to current maturities of portions of the new bank financing arrangements.

      The decrease in accounts payable at July 31, 1999 from January 30, 1999 was primarily due to a decrease in in-transit inventory. The ratio of accounts payable to merchandise inventory was 27.3% at July 31, 1999, as compared to 34.0% at January 30, 1999 and 25.0% at August 1, 1998.

      The increase in accrued expenses at July 31, 1999 from January 30, 1999 is primarily due to the Repp acquisition.

      The increase in long-term debt, net of current portion, at July 31, 1999 from January 30, 1999 was primarily due to additional borrowings for the acquisition of the Repp businesses, coupled with additional bank borrowings to meet seasonal working capital needs.


LIQUIDITY AND CAPITAL RESOURCES

      On August 30, 1999, the Company established a total of $184 million in bank financing arrangements, comprised of a $150 million revolving credit facility, a $25 million term loan and a $9 million chattel loan. These three facilities, all of which mature in May 2002, amended or replaced $160 million in previously existing bank credit facilities which would have otherwise expired in May 2000 and May 2001.

      The $150 million revolving line of credit (the "Revolver") was provided by a group of lenders led by Bank Boston Retail Finance Inc. Aggregate borrowings under the Revolver are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Revolver bear interest at variable rates and can be in the form of loans and letters of credit.

      The $25 million term loan (the "Term Loan") was provided by Back Bay Capital Funding LLC. If certain conditions are met, a principal payment of $5 million is due on April 30, 2000, and payments of $2.5 million are due on each of July 31, 2000 and November 30, 2000. Borrowings under the Term Loan bear interest at 16% per year.

      The $9 million chattel loan (the "Chattel Loan") was provided by BancBoston Leasing Inc. The Chattel Loan is payable in equal monthly installments of principal and interest and bears interest at 10.35%.

      Each of the Revolver, the Term Loan and the Chattel Loan is secured by substantially all of the assets of the Company, and amended or replaced the following previously existing credit facilities:

- An $85 million revolving credit facility which was used to finance the Company's Casual Male Big & Tall and Work `n Gear apparel businesses;
- A $50 million revolving credit facility which was used to finance the Company's footwear business;
- A $20 million revolving line of credit and $5 million term loan facility which were used to finance the Company's Repp Ltd. Big & Tall businesses.

      As of July 31, 1999, the Company had aggregate borrowings outstanding under its previously existing credit facilities totaling $116.0 million, consisting of loans and obligations under letters of credit.

      In May, 1999, a new subsidiary of the Company, JBI Apparel, Inc., acquired the Repp Ltd. Big & Tall retail store business operated in the United States and the Repp Ltd. By Mail catalog. The purchase price and working capital needs of the Repp business were financed primarily through (a) a new credit facility provided to JBI Apparel, Inc. by BankBoston Retail Finance Inc. ("BBRF") and Back Bay Capital Funding LLC, respectively, and (b) senior subordinated notes and warrants issued to a group of investors, which included investment funds affiliated with Donaldson, Lufkin and Jenrette, Inc. (the "Investor Group").

      Effective May 21, 1999, a combination $20 million revolving line of credit and $5 million term loan facility (the "JBI Apparel Credit Facility") was established with BBRF and Back Bay Capital LLC, respectively. The JBI Apparel Credit Facility was amended by the Revolver and the Term Loan.

      Also effective on May 21, 1999, the Investor Group provided $10 million to JBI Apparel, Inc. through the issuance of 13% Senior Subordinated Notes. Detachable warrants were issued in connection with the 13% Senior Subordinated Notes, which enable the holders to purchase 1,200,000 shares of J. Baker, Inc. common stock at $5.00 per share. The amount of the 13% Senior Subordinated Notes at July 31, 1999 has been reduced by $3,082,000, the remaining balance of the $3,300,000 value assigned to the detachable warrants. The value of the detachable warrants is included in additional paid-in capital in stockholders' equity, and is being amortized using the interest method. The 13% Senior Subordinated Notes mature on December 31, 2001, and the warrants expire on May 21, 2004.

      Net cash provided by operating activities for the first six months of fiscal 2000 was $2.1 million, as compared to net cash used in operating activities of $15.4 million in the first six months of fiscal 1999. The $17.5 million change was primarily due to a smaller increase in inventory in fiscal 2000 versus fiscal 1999, an increase in net accounts receivable in fiscal 2000 versus a decrease in net accounts receivable in fiscal 1999, which was primarily due to the receipt of litigation settlement proceeds in the first six months of fiscal 1999, and an increase in accrued expenses in fiscal 2000, primarily as a result of the Repp acquisition, versus a decrease in accrued expenses in fiscal 1999.

      Net cash used in investing activities for the first six months of fiscal 2000 was $31.6 million, as compared to net cash used in investing activities of $3.1 million in the first six months of fiscal 1999. The $28.5 million change was primarily due to the acquisition of Repp assets and the receipt of $888,000 in escrowed proceeds from the earlier sales of the footwear businesses in the first six months of fiscal 2000 versus receipt of $2.9 million in escrowed proceeds in the first six months of fiscal 1999.

      Net cash provided by financing activities for the first six months of fiscal 2000 was $28.0 million, as compared to net cash provided by financing activities of $15.9 million in the first six months of fiscal 1999. The $12.1 million change was primarily due to the incurrence of new senior subordinated debt for the Repp acquisition, coupled with the borrowing of $20.2 million under the Company's revolving lines of credit during the first six months of fiscal 2000 versus the borrowing of $17.9 million during the first six months of fiscal 1999.

      Excluding furniture, fixtures, equipment and leasehold improvements acquired with the Repp Ltd. Big & Tall businesses, the Company invested $5.3 million and $5.5 million in capital expenditures during the first six months of fiscal 2000 and fiscal 1999, respectively. The Company's capital expenditures generally relate to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

         Following is a table showing actual and planned store openings by division for fiscal 2000:




                                         Actual Openings            Planned Openings                  Total
                                         First and Second           Third and Fourth             Actual/Planned
         DIVISION                     QUARTERS FISCAL 2000         QUARTERS FISCAL 2000              OPENINGS
         --------                     --------------------         --------------------              --------

         Casual Male                         3                              2                             5
         Work 'n Gear                       -                               -                             -
         JBI Footwear                        3                             24                            27
         Repp Ltd. Big &Tall                 3                              6                             9



      Offsetting the above actual and planned store openings, the Company closed 4 Casual Male stores, 2 Work 'n Gear stores and 12 JBI Footwear departments during the first six months of fiscal 2000. The Company has plans to close approximately an additional 7 Casual Male stores, 6 JBI Footwear departments and 3 Repp stores during the third through fourth quarters of fiscal 2000. These numbers do not reflect the closing and reopening of the approximately 150 Hills/Ames stores during fiscal 2000, nor do they reflect the 128 stores which were acquired as a result of the Repp acquisition.

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

COSTS TO ADDRESS THE YEAR 2000

      The Company's total Year 2000 expenditures are estimated to be approximately $4.0 million, of which approximately $2.0 million are for incremental costs, and are being funded through operating cash flows. Certain other non-Year 2000 computer system projects were deferred in order to ensure completion of the Company's Year 2000 compliance efforts. Although management believes deferring such projects has not had a material adverse effect on the Company's operations, it expects these projects, when implemented, will positively impact future results. The Company is expensing all costs associated with Year 2000 computer system changes as the costs are incurred. To date, the Company has expended approximately $3.9 million on Year 2000 projects.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The registrant's annual meeting of stockholders was held on June 1, 1999 (the "Meeting").

(b) Messrs. Sherman N. Baker, Theodore M. Ronick and Melvin M. Rosenblatt were elected Class I directors at the Meeting for a three-year term. The term of office for the following directors continued after the Meeting: Ms. Nancy Ryan, Messrs. J. Christopher Clifford, Douglas J. Kahn, Harold Leppo, David Pulver and Alan I. Weinstein.

(c) The stockholders voted on the ratification of the selection of KPMG LLP as independent auditors for the fiscal year ending January 29, 2000.

      The following votes were cast at the Meeting with respect to each nominee for Class I director:




                                                        Total vote for       Total vote withheld
                                                        Each Director        From Each Director
                                                        -------------        ------------------

                          Sherman N. Baker                  12,844,993                85,406
                          Theodore M. Ronick                12,848,529                81,870
                          Melvin M. Rosenblatt              12,850,643                79,756

         The following votes were cast at the Meeting with respect to the ratification of auditors:





                          For:                              12,924,984
                          Against:                               4,872
                          Abstain:                                 543



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






                                                           J. BAKER, INC.





                                      By:/s/Alan I. Weinstein
                                         --------------------
                                      Alan I. Weinstein
                                      President and Chief Executive
                                      Officer

Date:    Canton, Massachusetts
         September 14, 1999




                                      By:/s/Philip Rosenberg
                                         -------------------
                                      Philip Rosenberg
                                      Executive Vice President,
                                      Chief Financial Officer
                                      and Treasurer


Date:    Canton, Massachusetts
         September 14, 1999

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               -------------------

                                    EXHIBITS

                                   FILED WITH


                          QUARTERLY REPORT ON FORM 10-Q

                                       OF

                                 J. BAKER, INC.

                               555 TURNPIKE STREET

                                CANTON, MA 02021

                       FOR THE QUARTER ENDED JULY 31, 1999

                                  Exhibit Index
                                  -------------


Exhibit                                                                                                    Page No.
-------                                                                                                    --------

10.  Material Contracts
     ------------------

     (.01)  1999 Loan and Security Agreement by and among J. Baker, Inc.                                         *
            (as Borrower's representative), Morse Shoe, Inc., JBI Inc., JBI
            Apparel, Inc., The Casual Male, Inc., WGS Corp. and TCMB&T, Inc.
            and BankBoston Retail Finance Inc., et.al. and Back Bay Capital
            Funding LLC, dated August 30, 1999, attached.




     (.02)  Chattel Promissory Note made by Morse Shoe, Inc., JBI, Inc., The                                     *
            Casual Male, Inc., WGS Corp. and TCMB&T, Inc. in favor of
            BancBoston Leasing Inc. dated August 26, 1999, attached.



     (.03)  Master Security Agreement by Morse Shoe, Inc., JBI, Inc., The Casual                                 *
            Male, Inc., WGS Corp. and TCMB&T, Inc. in favor of BancBoston Leasing, Inc.
            dated August 26, 1999, attached.



     (.04)  Security Agreement by Morse Shoe, Inc., JBI, Inc., The Casual                                        *
            Male, Inc., WGS Corp. and TCMB&T, Inc. in favor of BancBoston Leasing, Inc.
            dated August 26, 1999, attached.

11.  Computation of Net Earnings Per Common Share, attached.                                                     *
     --------------------------------------------

27.  Financial Data Schedule                                                                                     *
     -----------------------



*       Included herein