Form 10-Q
period 1999-10-30
BAKER J INC
filed 1999-12-13
CIK 792570

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999
                                              ----------------

                                       OR

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM           TO
                                              ----------   ----------


                         COMMISSION FILE NUMBER 0-14681


                                 J. BAKER, INC.
             ------------------------------------------------------
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
                                        YES  X     NO
                                           -----     -----

         14,067,241 shares of common stock were outstanding on October 30, 1999.


================================================================================

                         J. BAKER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                OCTOBER 30, 1999 (UNAUDITED) AND JANUARY 30, 1999

                                                                   OCTOBER 30,           JANUARY 30,
                                     ASSETS                           1999                  1999
                                     ------                       ------------          ------------
Current assets:
    Cash and cash equivalents                                     $  2,119,899          $  3,679,115
    Accounts receivable:
        Trade, net                                                  13,698,490             9,979,178
        Other                                                        4,255,039             2,768,651
                                                                  ------------          ------------
                                                                    17,953,529            12,747,829
                                                                  ------------          ------------

    Merchandise inventories                                        228,824,860           164,057,913
    Prepaid expenses                                                 9,374,845             3,595,858
    Deferred income taxes, net                                       4,535,000             4,535,000
                                                                  ------------          ------------
             Total current assets                                  262,808,133           188,615,715
                                                                  ------------          ------------

Property, plant and equipment, at cost:
    Land and buildings                                              19,726,648            19,726,648
    Furniture, fixtures and equipment                               86,935,391            76,008,130
    Leasehold improvements                                          28,521,165            26,869,958
                                                                  ------------          ------------
                                                                   135,183,204           122,604,736
    Less accumulated depreciation and amortization                  64,237,581            54,109,006
                                                                  ------------          ------------
             Net property, plant and equipment                      70,945,623            68,495,730
                                                                  ------------          ------------

Deferred income taxes, net                                          52,537,324            55,404,641
Other assets, at cost, less accumulated amortization                15,798,543            11,518,573
                                                                  ------------          ------------
                                                                  $402,089,623          $324,034,659
                                                                  ============          ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Current portion of long-term debt                             $ 11,271,128          $  2,112,955
    Accounts payable                                                74,075,976            55,830,124
    Accrued expenses                                                15,693,274             8,772,148
    Income taxes payable                                                    --             1,811,701
                                                                  ------------          ------------
             Total current liabilities                             101,040,378            68,526,928
                                                                  ------------          ------------

Other liabilities                                                    2,586,576             2,741,591
Long-term debt, net of current portion                             134,255,472           104,229,825
Senior subordinated debt                                             7,209,000                    --
Convertible subordinated debt                                       70,353,000            70,353,000

Stockholders' equity                                                86,645,197            78,183,315
                                                                  ------------          ------------
                                                                  $402,089,623          $324,034,659
                                                                  ============          ============

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE QUARTERS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998
                                   (UNAUDITED)


                                                                    QUARTER               QUARTER
                                                                     ENDED                 ENDED
                                                                OCTOBER 30, 1999      OCTOBER 31, 1998
                                                                ----------------      ----------------
Net sales                                                         $158,804,187          $138,256,958

Cost of sales                                                       83,286,757            76,036,967
                                                                  ------------          ------------

      Gross profit                                                  75,517,430            62,219,991

Selling, administrative and general expenses                        64,203,488            52,977,574

Depreciation and amortization                                        4,497,791             4,213,978
                                                                  ------------          ------------

      Operating income                                               6,816,151             5,028,439

Net interest expense                                                 4,585,796             3,820,757
                                                                  ------------          ------------

      Earnings before income taxes                                   2,230,355             1,207,682

Income tax expense                                                     801,000               471,000
                                                                  ------------          ------------

      Net earnings                                                $  1,429,355          $    736,682
                                                                  ============          ============

Net earnings per common share:
      Basic                                                       $       0.10          $       0.05
                                                                  ============          ============
      Diluted                                                     $       0.10          $       0.05
                                                                  ============          ============

Number of shares used to compute net earnings per common share:
      Basic                                                         14,066,729            14,061,928
                                                                  ============          ============
      Diluted                                                       14,592,665            14,174,445
                                                                  ============          ============

Dividends declared per share                                      $      0.015          $      0.015
                                                                  ============          ============

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 FOR THE NINE MONTHS ENDED OCTOBER 30, 1999 AND
                                OCTOBER 31, 1998
                                   (UNAUDITED)


                                                                  NINE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                OCTOBER 30, 1999      OCTOBER 31, 1998
                                                                ----------------      ----------------
Net sales                                                         $457,244,484          $411,389,847

Cost of sales                                                      244,207,394           224,047,898
                                                                  ------------          ------------

      Gross profit                                                 213,037,090           187,341,949

Selling, administrative and general expenses                       179,397,616           159,060,895

Depreciation and amortization                                       12,214,488            10,918,464
                                                                  ------------          ------------

      Operating income                                              21,424,986            17,362,590

Net interest expense                                                12,390,613            11,055,400
                                                                  ------------          ------------

      Earnings before income taxes                                   9,034,373             6,307,190

Income tax expense                                                   3,251,000             2,460,000
                                                                  ------------          ------------

      Net earnings                                                $  5,783,373          $  3,847,190
                                                                  ============          ============

Net earnings per common share:
      Basic                                                       $       0.41          $       0.28
                                                                  ============          ============
      Diluted                                                     $       0.40          $       0.27
                                                                  ============          ============

Number of shares used to compute net earnings per common share:
      Basic                                                         14,065,628            13,987,131
                                                                  ============          ============
      Diluted                                                       14,359,223            14,154,177
                                                                  ============          ============

Dividends declared per share                                      $      0.045          $      0.045
                                                                  ============          ============

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
             THE NINE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31,
                                      1998
                                   (UNAUDITED)


                                                                OCTOBER 30, 1999      OCTOBER 31, 1998
                                                                ----------------      ----------------
Cash flows from operating activities:
    Net earnings                                                  $  5,783,373          $  3,847,190
    Adjustments to reconcile net earnings to net cash
      used in operating activities:
       Depreciation and amortization:
           Fixed assets                                             10,128,575             9,396,151
           Deferred charges, intangible assets and
             deferred financing costs                                2,594,913             1,528,237
       Deferred income taxes, net                                    2,867,317             3,952,639
       Change in:
           Accounts receivable                                      (5,205,700)              522,686
           Merchandise inventories                                 (46,229,947)          (28,093,065)
           Prepaid expenses                                         (4,886,212)           (3,998,695)
           Accounts payable                                         18,245,852            (6,445,690)
           Accrued expenses                                          6,921,126            (1,551,558)
           Income taxes payable/receivable                          (1,811,701)             (361,144)
           Other liabilities                                           (65,267)           (1,253,080)
                                                                  ------------          ------------
               Net cash used in operating activities               (11,657,671)          (22,456,329)
                                                                  ------------          ------------

Cash flows from investing activities:
    Capital expenditures for:
       Property, plant and equipment                                (9,578,468)           (8,125,283)
       Other assets                                                 (3,598,713)             (530,278)
    Proceeds from sales of footwear businesses                         887,903             2,902,335
    Assets acquired of Repp Ltd. Big & Tall businesses             (26,202,347)                   --
                                                                  ------------          ------------
              Net cash used in investing activities                (38,491,625)           (5,753,226)
                                                                  ------------          ------------

Cash flows from financing activities:
    Repayment of senior debt                                        (1,500,000)           (1,500,000)
    Proceeds from long-term debt                                    41,138,345            27,213,825
    Proceeds from senior subordinated debt                          10,000,000                    --
    Repayment of mortgage payable                                     (454,525)             (419,500)
    Payment of mortgage escrow, net                                     27,751                40,378
    Proceeds from issuance of common stock, net of retirements          11,438               425,843
    Payment of dividends                                              (632,929)             (630,607)
                                                                  ------------          ------------
               Net cash provided by financing activities            48,590,080            25,129,939
                                                                  ------------          ------------

               Net decrease in cash                                 (1,559,216)           (3,079,616)

Cash and cash equivalents at beginning of year                       3,679,115             3,995,995
                                                                  ------------          ------------

Cash and cash equivalents at end of period                        $  2,119,899          $    916,379
                                                                  ============          ============

Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest                                                    $ 10,354,377          $  9,838,597
      Income taxes                                                   2,195,385               361,144
      Income taxes refunded                                                 --            (1,673,367)
                                                                  ============          ============

Schedule of non-cash financing activity:
    Warrants issued with senior subordinated debt                    3,300,000                    --
                                                                  ============          ============
    Common stock issued for performance share awards                        --               255,563
                                                                  ============          ============
    Stock issued for executive stock plans in exchange
      for notes receivable                                                  --             1,018,750
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

       For the quarters and nine months ended October 30, 1999 and October 31, 1998, the calculation of diluted earnings per common share includes the dilutive effect of outstanding stock options and warrants. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for the quarters and nine months ended October 30, 1999 and October 31, 1998 because its effect would be antidilutive.

       Net earnings and shares used to compute net earnings per share, basic and diluted, are reconciled below:

                                                          QUARTERS ENDED                      NINE MONTHS ENDED
                                                  ------------------------------        ------------------------------
                                                  OCTOBER 30,        OCTOBER 31,        OCTOBER 30,        OCTOBER 31,
                                                     1999               1998               1999               1998
                                                  -----------        -----------        -----------        -----------
       Net earnings, basic and diluted            $ 1,429,355        $   736,682        $ 5,783,373        $ 3,847,190
                                                  ===========        ===========        ===========        ===========

       Weighted average common shares:

       Basic                                       14,066,729         14,061,928         14,065,628         13,987,131

           Effect of dilutive securities:

               Stock options, warrants and
                    performance share awards          525,936            112,517            293,595            167,046
                                                  -----------        -----------        -----------        -----------
       Diluted                                     14,592,665         14,174,445         14,359,223         14,154,177
                                                  ===========        ===========        ===========        ===========


3]     On May 23, 1999, the Company acquired substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions of Edison Brothers Stores, Inc. ("Edison"). Edison is currently operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, as amended. The all cash purchase price was for the acquisition of 175 United States and Canadian Repp Ltd. Big & Tall retail locations and the Repp Ltd. By Mail catalog business. The Company immediately sold Repp's Canadian operation, 16 stores, to Grafton-Fraser, Inc., a Canadian men's retailer, and commenced the closing of 31 stores in the United States. The Company operates the remaining retail stores in the United States and the Repp Ltd. By Mail catalog through a new subsidiary, JBI Apparel, Inc. The transaction was financed primarily through (a) a new $20 million credit facility and a $5 million term loan provided to JBI Apparel, Inc. by BankBoston Retail Finance Inc. and Back Bay Capital Funding LLC, respectively, (both of which have been subsequently amended on August 30, 1999 through a refinancing - see Note 7), (b) the issuance by JBI Apparel, Inc. of $10 million of senior subordinated notes to a group of investors, which included investment funds affiliated with Donaldson, Lufkin & Jenrette, Inc. (the "Investor Group"), and (c) the sale of the Canadian operations and the liquidation of the inventories in the 31 closing stores. The net purchase price for the acquired assets, which primarily consisted of inventory and fixed assets for the 128 retail stores in the United States and the Repp Ltd. By Mail catalog, is $26.2 million, subject to adjustment. In connection with the $10 million financing provided by the Investor Group, J. Baker issued 5-year warrants enabling holders to purchase 1,200,000 shares of the Company's common stock at $5.00 per share. The remaining 128 Repp Ltd. retail stores and the Repp Ltd. By Mail catalog, which will continue to operate under the Repp Ltd. Big & Tall trade name, generated sales of $21.9 million in the quarter ended October 30, 1999 and $40.3 million in the nine months ended October 30, 1999.

4]     The Company is a specialty retailer conducting business through retail stores in two business segments: apparel and footwear. The Company's chief operating decision-maker, the Chief Executive Officer, evaluates the performance of the Company's segments based on operating profit and cash flow. Operating profit includes all revenues and direct expenses attributable to the segment and excludes certain expenses that are managed outside the segment, primarily general corporate expenses. General corporate expenses are comprised primarily of administrative functions, such as management, finance, information systems and human resources.

       Net sales and operating profits for each of the Company's business segments are set forth below. There are no material inter-segment revenues.


                                                          QUARTERS ENDED                      NINE MONTHS ENDED
                                                  ------------------------------        ------------------------------
                                                  OCTOBER 30,        OCTOBER 31,        OCTOBER 30,        OCTOBER 31,
                                                     1999               1998               1999               1998
                                                  -----------        -----------        -----------        -----------
                                                          (IN THOUSANDS)                        (IN THOUSANDS)
APPAREL
       Net sales                                  $    99,459        $    75,145        $   271,418        $   222,701
       Operating profit                                 7,786              4,688             23,764             17,115

FOOTWEAR
       Net sales                                  $    59,345        $    63,112        $   185,826        $   188,689
       Operating profit                                 4,150              4,495             14,040             14,028

CONSOLIDATED
       Net sales                                  $   158,804        $   138,257        $   457,244        $   411,390
       Operating profit before general
            corporate expense                          11,936              9,183             37,804             31,143
       General corporate expense                       (5,120)            (4,154)           (16,379)           (13,781)
       Interest expense, net                           (4,586)            (3,821)           (12,391)           (11,055)

       Earnings before income taxes               $     2,230        $     1,208        $     9,034        $     6,307



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

       At the time of the acquisition, Hills operated 155 discount department stores in twelve states. In February, 1999, Ames began a program to remodel and convert 151 of the acquired Hills stores to Ames stores in three sequential phases of approximately 50 stores each. Upon the completion of the remodeling and conversion process, all such stores were incorporated into the Company's license agreement with Ames. During each of the three stages of the store conversion process, the Company participated in liquidation sales of its footwear inventory in each store. The three stages of liquidation sales ended on February 22, 1999, May 21, 1999 and July 26, 1999, respectively. All stages of remodeling have been completed, and the remodeled stores in each of the first, second and third stages reopened on April 22, 1999, July 19, 1999 and September 20, 1999, respectively. The Company's sales in the combined Ames and Hills chains for the quarter and nine months ended October 30, 1999 were $32.3 million and $101.0 million, respectively.

6]     On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the
Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the Southern District of New York, which, as amended, was confirmed on November 18, 1998. The Plan became effective on February 2, 1999 (the "Effective Date"), the Company's license agreement with Bradlees was amended and assumed and the reorganized Bradlees emerged from bankruptcy. Pursuant to the amended agreement, ten days after the Effective Date Bradlees made a cash distribution to the Company in the amount of $360,000 and will pay the unpaid balance of the Company's pre-petition claim in thirty-six equal monthly installments, which commenced on March 1, 1999, with interest payable on the unpaid balance outstanding commencing with the seventh monthly payment. As provided in the amended license agreement, upon the occurrence of certain events, the entire unpaid balance of the Company's claim shall be paid within 30 days after such occurrence, without penalty or interest. The Company's sales in the Bradlees chain for the quarter and nine months ended October 30, 1999 were $11.6 million and $35.4 million, respectively.

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

       Each of the Revolver, the Term Loan and the Chattel Loan is secured by substantially all of the assets of the Company, and amended or replaced the following previously existing credit facilities:

o An $85 million revolving credit facility which was used to finance the Company's Casual Male Big & Tall and Work `n Gear apparel businesses;
o A $50 million revolving credit facility which was used to finance the Company's footwear business;
o A $20 million revolving line of credit and $5 million term loan facility which were used to finance the Company's Repp Ltd. Big & Tall businesses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

STATEMENTS MADE OR INCORPORATED INTO THIS QUARTERLY REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND WORDS OF SIMILAR IMPORT, WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATIONS OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" FOUND ON PAGE 15 OF THIS QUARTERLY REPORT.

All references herein to fiscal 2000 and 1999 relate to the years ending January 29, 2000 and January 30, 1999, respectively.

RESULTS OF OPERATIONS

    FIRST NINE MONTHS OF FISCAL 2000 VERSUS FIRST NINE MONTHS OF FISCAL 1999

       The Company's net sales increased by $45.8 million to $457.2 million in the first nine months of fiscal 2000 from $411.4 million in the first nine months of fiscal 1999, primarily due to $40.3 million in sales generated by the Repp Ltd. Big & Tall stores and the Repp Ltd. By Mail catalog, which were acquired by the company on May 23, 1999. Sales in the Company's apparel operations increased by $48.7 million to $271.4 million in the first nine months of fiscal 2000 from $222.7 million in the first nine months of fiscal 1999, primarily due to sales in the newly acquired Repp businesses and a 4.6% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work `n Gear stores which were open in corresponding weeks of the two comparison periods). Sales in the Company's footwear operations decreased by $2.9 million to $185.8 million in the first nine months of fiscal 2000 from $188.7 million in the first nine months of fiscal 1999, primarily due to a $7.4 million decrease in sales due to the temporary closing of the approximately 150 former Hills stores for a portion of the first nine months of fiscal 2000, prior to their reopening as Ames stores. This decrease was partially offset by a 3.0% increase in comparable retail footwear store sales (comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed footwear departments which were open in corresponding weeks of the two comparison periods).

       The Company's cost of sales constituted 53.4% of sales in the first nine months of fiscal 2000, as compared to 54.5% of sales in the first nine months of fiscal 1999. Cost of sales in the Company's apparel operations was 50.7% of sales in the first nine months of fiscal 2000, as compared to 51.5% of sales in the first nine months of fiscal 1999, primarily due to lower markdowns as a percentage of sales, coupled with a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 57.4% of sales in the first nine months of fiscal 2000, as compared to 58.0% of sales in the first nine months of fiscal 1999. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales.

       Selling, administrative and general expenses increased $20.3 million, or 12.8%, to $179.4 million in the first nine months of fiscal 2000 from $159.1 million in the first nine months of fiscal 1999, primarily due to the acquisition of the Repp businesses. As a percentage of sales, selling, administrative and general expenses were 39.2% of sales in the first nine months of fiscal 2000, as compared to 38.7% of sales in the first nine months of fiscal 1999. Selling, administrative and general expenses in the Company's apparel operations were 41.0% of sales in the first nine months of fiscal 2000 as compared to 41.1% of sales in the nine months of fiscal 1999. This decrease was primarily due to the increase in comparable apparel store sales. Selling, administrative and general expenses in the Company's footwear operations were 36.7% of sales in the first nine months of fiscal 2000, as compared to 35.8% of sales in the first nine months of fiscal 1999. This increase was primarily due to an increase in store level expenses.


       Depreciation and amortization expense increased by $1.3 million to $12.2 million in the first nine months of fiscal 2000 from $10.9 million in the first nine months of fiscal 1999, primarily due to an increase in depreciable and amortizable assets.

       As a result of the above, the Company's operating income increased by $4.0 million to $21.4 million in the first nine months of fiscal 2000 from $17.4 million in the first nine months of fiscal 1999. As a percentage of sales, operating income was 4.7% in the first nine months of fiscal 2000 as compared to 4.2% in the first nine months of fiscal 1999.

       Net interest expense increased by $1.3 million to $12.4 million in the first nine months of fiscal 2000 from $11.1 million in the first nine months of fiscal 1999, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in the first nine months of fiscal 2000 versus the first nine months of fiscal 1999, both of which were primarily due to the acquisition of the Repp Ltd. Big & Tall businesses.

       Taxes on earnings for the first nine months of fiscal 2000 were $3.3 million, yielding an effective tax rate of 36.0%, as compared to taxes on earnings of $2.5 million for the first nine months of fiscal 1999, yielding an effective tax rate of 39.0%. The tax rate for the first nine months of fiscal 2000 is consistent with that utilized for the entire fiscal year 1999.

       Net earnings for the first nine months of fiscal 2000 were $5.8 million, as compared to net earnings of $3.8 million in the first nine months of fiscal 1999, an increase of 50.3%.

        THIRD QUARTER OF FISCAL 2000 VERSUS THIRD QUARTER OF FISCAL 1999

       The Company's net sales increased by $20.5 million to $158.8 million in the third quarter of fiscal 2000 from $138.3 million in the third quarter of fiscal 1999, primarily due to $21.9 million in sales generated by the Repp Ltd. Big & Tall stores and the Repp Ltd. By Mail catalog acquired by the Company on May 23, 1999. Sales in the Company's apparel operations increased by $24.3 million to $99.4 million in the third quarter of fiscal 2000 from $75.1 million in the third quarter of fiscal 1999, primarily due to the aforementioned acquisition of the Repp Ltd. Big & Tall stores and Repp Ltd. By Mail catalog businesses in the second quarter of fiscal 2000, and a 4.3% increase in comparable apparel store sales. Sales in the Company's footwear operations decreased by $3.8 million to $59.3 million in the third quarter of fiscal 2000 from $63.1 million in the third quarter of fiscal 1999, primarily due to a 1.8% decrease in comparable retail footwear store sales, coupled with a $2.3 million decrease in sales due to the temporary closing of approximately 50 of the 150 former Hills stores for a portion of the third quarter of fiscal 2000, prior to their reopening as Ames stores.

       The Company's cost of sales constituted 52.4% of sales in the third quarter of fiscal 2000, as compared to 55.0% of sales in the third quarter of fiscal 1999. Cost of sales in the Company's apparel operations was 49.9% of sales in the third quarter of fiscal 2000, as compared to 52.3% of sales in the third quarter of fiscal 1999. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales, coupled with a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 56.7% of sales in the third quarter of fiscal 2000, as compared to 58.2% of sales in the third quarter of fiscal 1999. The decrease in such percentage was primarily due to lower markdowns as a percentage of sales, partially offset by a decrease in initial markup on merchandise purchases.

       Selling, administrative and general expenses increased $11.2 million, or 21.2%, to $64.2 million in the third quarter of fiscal 2000 from $53.0 million in the third quarter of fiscal 1999, primarily due to the acquisition of the Repp businesses. As a percentage of sales, selling, administrative and general expenses were 40.4% of sales in the third quarter of fiscal 2000, as compared to 38.3% of sales in the third quarter of fiscal 1999. Selling, administrative and general expenses in the Company's apparel operations were 42.0% of sales in the third quarter of fiscal 2000, as compared to 40.7% of sales in the third quarter of fiscal 1999. This increase was primarily due to higher selling, administrative and general expenses as a percentage of sales in the recently acquired Repp Ltd. Big & Tall businesses as compared to those in the Company's existing Casual Male Big & Tall and Work `n Gear stores. Selling, administrative and general expenses in the Company's footwear operations were 37.7% of sales in the third quarter of fiscal 2000, as compared to 35.5% of sales in the third quarter of fiscal 1999. This increase was primarily due to an increase in store level expenses.

       Depreciation and amortization expense increased by $284,000 to $4.5 million in the third quarter of fiscal 2000 from $4.2 million in the third quarter of fiscal 1999, primarily due to an increase in depreciable and amortizable assets.

       As a result of the above, the Company's operating income increased by $1.8 million to $6.8 million in the third quarter of fiscal 2000 from $5.0 million in the third quarter of fiscal 1999. As a percentage of sales, operating income was 4.3% in the third quarter of fiscal 2000, as compared to 3.6% in the third quarter of fiscal 1999.

       Net interest expense increased by $765,000 to $4.6 million in the third quarter of fiscal 2000 from $3.8 million in the third quarter of fiscal 1999, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in the third quarter of fiscal 2000 versus the third quarter of fiscal 1999, both of which were primarily due to the acquisition of the Repp Ltd. Big & Tall businesses.

       Taxes on earnings for the third quarter of fiscal 2000 were $801,000, yielding an effective tax rate of 36.0%, as compared to taxes on earnings of $471,0000 for the third quarter of fiscal 1999, yielding an effective tax rate of 39.0%. The tax rate for the third quarter of fiscal 2000 is consistent with that utilized for the entire fiscal year 1999.

       Net earnings for the third quarter of fiscal 2000 were $1.4 million, as compared to net earnings of $737,000 in the third quarter of fiscal 1999, an increase of 94.0%.

FINANCIAL CONDITION

                    OCTOBER 30, 1999 VERSUS JANUARY 30, 1999

       The increase in accounts receivable at October 30, 1999 from January 30, 1999 was primarily due to an increase in trade receivables due to seasonal factors, licensed footwear department sales in October being higher than licensed footwear department sales in January.

       The increase in merchandise inventories at October 30, 1999 from January 30, 1999 was primarily due to the acquisition of the Repp Ltd. Big & Tall stores and the Repp Ltd. By Mail businesses, and a seasonal increase in the average inventory level per location.

       The increase in current portion of long-term debt at October 30, 1999 versus January 30, 1999 is primarily due to current maturities of portions of the new bank financing arrangements.

       The increase in accounts payable at October 30, 1999 from January 30, 1999 was primarily due to an increase in domestic merchandise purchases, which are paid for later than direct import merchandise purchases. The increase in domestic merchandise purchases is primarily attributable to the Repp businesses. The ratio of accounts payable to merchandise inventory was 32.4% at October 30, 1999, as compared to 34.0% at January 30, 1999 and 24.4% at October 31, 1998.

       The increase in accrued expenses at October 30, 1999 from January 30, 1999 is primarily due to the Repp acquisition.

       The increase in long-term debt, net of current portion, at October 30, 1999 from January 30, 1999 was primarily due to additional borrowings for the acquisition of the Repp businesses, coupled with additional bank borrowings to meet seasonal working capital needs.


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

       Each of the Revolver, the Term Loan and the Chattel Loan is secured by substantially all of the assets of the Company, and amended or replaced the following previously existing credit facilities:

o An $85 million revolving credit facility which was used to finance the Company's Casual Male Big & Tall and Work `n Gear apparel businesses;
o A $50 million revolving credit facility which was used to finance the Company's footwear business;
o A $20 million revolving line of credit and $5 million term loan facility which were used to finance the Company's Repp Ltd. Big & Tall businesses.

       As of October 30, 1999, the Company had aggregate borrowings outstanding under the Revolver totaling $100.8 million, consisting of loans and obligations under letters of credit.

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

       Also effective on May 21, 1999, the Investor Group provided $10 million to JBI Apparel, Inc. through the issuance of 13% Senior Subordinated Notes. Detachable warrants were issued in connection with the 13% Senior Subordinated Notes, which enable the holders to purchase 1,200,000 shares of J. Baker, Inc. common stock at $5.00 per share. The amount of the 13% Senior Subordinated Notes at October 30, 1999 has been reduced by $2,791,000, the remaining balance of the $3,300,000 value assigned to the detachable warrants. The value of the detachable warrants is included in additional paid-in capital in stockholders' equity, and is being amortized using the interest method. The 13% Senior Subordinated Notes mature on December 31, 2001, and the warrants expire on May 21, 2004.

       Net cash used in operating activities for the first nine months of fiscal 2000 was $11.7 million, as compared to net cash used in operating activities of $22.5 million in the first nine months of fiscal 1999. The $10.8 million change was primarily due to an increase in both accounts payable and accrued expenses in fiscal 2000, which was primarily due to the Repp acquisition, versus a decrease in accounts payable and accrued expenses in fiscal 1999. This was partially offset by a higher increase in inventory in fiscal 2000 versus fiscal 1999, which was also primarily the result of the Repp acquisition, and an increase in net accounts receivable in fiscal 2000 versus a decrease in net accounts receivable in fiscal 1999, which was primarily due to the receipt of litigation settlement proceeds in the first nine months of fiscal 1999.

       Net cash used in investing activities for the first nine months of fiscal 2000 was $38.5 million, as compared to net cash used in investing activities of $5.7 million in the first nine months of fiscal 1999. The $32.8 million change was primarily due to the acquisition of Repp assets, fees paid in connection with the Company's new financing arrangements and the receipt of $888,000 in escrowed proceeds from the earlier sales of the footwear businesses in the first nine months of fiscal 2000 versus receipt of $2.9 million in escrowed proceeds in the first nine months of fiscal 1999.

       Net cash provided by financing activities for the first nine months of fiscal 2000 was $48.6 million, as compared to net cash provided by financing activities of $25.1 million in the first nine months of fiscal 1999. The $23.5 million change was primarily due to the incurrence of new senior subordinated debt for the Repp acquisition, coupled with the borrowing of $41.1 million under the Company's revolving lines of credit during the first nine months of fiscal 2000 versus the borrowing of $27.2 million during the first nine months of fiscal 1999.

       Excluding furniture, fixtures, equipment and leasehold improvements acquired with the Repp Ltd. Big & Tall businesses, the Company invested $9.6 million and $8.1 million in capital expenditures during the first nine months of fiscal 2000 and fiscal 1999, respectively. The Company's capital expenditures generally relate to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

       Following is a table showing actual and planned store openings by division for fiscal 2000:

                                    Actual Openings          Planned Openings                 Total
                                  First through Third             Fourth                 Actual/Planned
       Division                  Quarters Fiscal 2000       Quarter Fiscal 2000             Openings
       --------                  --------------------       --------------------       --------------------
       Casual Male                        5                          0                          5
       Work 'n Gear                       0                          0                          0
       Repp Ltd. Big &Tall                9                          0                          9
       JBI Footwear                      26                          2                         28


       Offsetting the above actual and planned store openings, the Company closed 7 Casual Male stores, 2 Work 'n Gear stores, 1 Repp store and 31 JBI Footwear departments during the first nine months of fiscal 2000. The Company has plans to close approximately an additional 7 Casual Male stores, 2 Repp stores and 19 JBI Footwear departments during the fourth quarter of fiscal 2000. These numbers do not reflect the closing and reopening of 151 Hills/Ames stores during fiscal 2000, nor do they reflect the 128 stores which were acquired as a result of the Repp acquisition.

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





                                       J. BAKER, INC.




                                       By: /s/ Alan I. Weinstein
                                           -------------------------------------
                                           Alan I. Weinstein
                                           President and Chief Executive Officer

Date:  Canton, Massachusetts
       December 13, 1999




                                       By: /s/ Philip Rosenberg
                                           -------------------------------------
                                           Philip Rosenberg
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer

Date:  Canton, Massachusetts
       December 13, 1999

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

                     FOR THE QUARTER ENDED OCTOBER 30, 1999

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT                                                            PAGE NO.
-------                                                            --------


10.    MATERIAL CONTRACTS
       ------------------

       None

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