Form 10-K
period 2000-01-29
BAKER J INC
filed 2000-04-19
CIK 792570

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

  [ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended January 29, 2000

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

        As of April 10, 2000, the aggregate market value of voting stock held by non-affiliates of Registrant was $91,568,805 based on the last reported sale price of Registrant's common stock on The Nasdaq Stock Market(R).

        14,067,948 shares of common stock were outstanding on April 10, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year are incorporated by reference in Part III.

                                 J. Baker, Inc.

                               Report on Form 10-K

                           Year Ended January 29, 2000

                                     Part I

Item 1.  BUSINESS

     J. Baker, Inc. ("J. Baker" or the "Company", which term shall include all subsidiaries of the Company) was incorporated in 1985 and, through its predecessor companies, has operated as a retail company for over forty years. The mission of J. Baker is to own, operate and grow leading companies in large, under-exploited retail niche markets by taking advantage of size and scale and leveraging overhead and other administrative expenses.

        The Company's operating businesses compete in two retail segments: apparel and footwear. The Company operates businesses engaged in the retail sale of apparel through (i) its Casual Male Big & Tall and Repp Big & Tall businesses which offer fashion, casual and dress clothing and footwear to the big and tall man and (ii) its Work n' Gear subsidiary, which sells a wide selection of workwear, health-care apparel and uniforms for industry and service businesses. The Company's apparel businesses offer their merchandise to customers through diverse selling and marketing channels, including retail stores, catalogs, direct selling workforces and e-commerce websites. The Company also operates retail footwear businesses that sell footwear through self-service licensed departments in discount, department and specialty stores. Financial information with respect to the Company's industry segments can be found in Note 13 to the Consolidated Financial Statements.

        The relative size of the Company's businesses in each of the focused market niches in which it operates often allows it to obtain favorable pricing on merchandise and provides certain other competitive advantages such as the ability to attract recognized brands. In addition, the Company is able to leverage each operating business's overhead and administrative expenses through the provision of centralized services including: business development, distribution, finance and accounting, human resources, information systems, legal, logistics, loss prevention, marketing and real estate (including leasing, construction and store planning).

Retail Apparel  Segment

Men's Big and Tall Apparel

        The Company believes it is the leading multi-channel specialty retailer of apparel for big and tall men. During fiscal year 2000, the Company significantly increased its investment in this market niche by acquiring the Repp Ltd. Big & Tall and Repp Ltd. By Mail businesses of Edison Brothers Stores, Inc. ("Edison Brothers") and integrating them into its existing men's big and tall apparel operations. See "--Men's Big & Tall Apparel - Repp Big & Tall" and "Significant Recent Transactions - Acquisition of Repp Ltd. and Repp Ltd by Mail." Trading under the Casual Male Big & Tall, Repp Premier, Repp Ltd. and B&T Factory Store tradenames, the Company markets and sells to big (waist sizes to 70") and/or tall (6'2" or taller) men through retail stores, catalogs and e-commerce websites as more fully described below. Sales in the men's big and tall apparel businesses accounted for 53.1%, 45.8% and 43.4% of the Company's total revenues for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

        The Market. A 1999 survey prepared for the Company by The NPD Group, Inc. estimated total market sales of men's big and tall apparel during the period of January 1, 1998 through December 31, 1998 to be approximately $5.2 billion. Of this, The NPD Group survey estimated that specialty stores, factory outlet stores and catalogs accounted for approximately 36% of total market sales. The Company believes that the size of the market for men's big and tall apparel will continue to grow as the number of big and tall men in the United States increases.

         The Company believes the apparel demands of big and tall customers historically have not been met through traditional men's apparel stores. The big and tall customer frequently has difficulty finding an adequate selection of apparel in his size in department and men's specialty stores. Furthermore, the big and tall specialty store market is characterized by many small, local operators who typically have a narrow selection of current sportswear fashions. Management believes its type and selection of merchandise, favorable prices and ability to obtain desirable store locations are, and will continue to be, key factors in enabling it to compete effectively in this market niche.

o        Casual Male Big & Tall

        The Casual Male Big & Tall business offers a wide range of quality fashion, casual and dress clothing and footwear for big and tall men at moderate prices through stores and catalogs. In addition to these selling channels, the Company's Casual Male Big & Tall website, www.casualmale.com, is expected to begin commerce-enabled operations in June 2000. Casual Male Big & Tall offers private label as well as brand name casual sportswear and dress wear in a broad array of styles, colors and fabrics with a focus on casual clothing, sports coats, dress pants and shirts and footwear.

        Stores. Casual Male operates full-line "anchor" stores and outlet stores in 47 states. The anchor stores target the middle-income customer seeking good value at moderate prices and as a result, Casual Male anchor stores limit the amount of high-fashion oriented and low-turnover tailored clothing offered and focus primarily on basic items and classic fashion sportswear, thereby minimizing fashion risk and markdowns. The Casual Male Big & Tall Outlet Stores and B&T Factory Stores target value-oriented customers, and offer both merchandise purchased specifically for the outlet stores and items consolidated from Casual Male and Repp stores.

        The Company completed a store retrofit program during fiscal year 2000 for the Casual Male chain whereby all anchor stores received upgraded fixturing, improved and standardized marketing collateral and certain other cosmetic enhancements. Management believes these low-cost enhancements highlight the Company's merchandise better and have made the stores more attractive to the customer and easier to shop.

        In deciding to open Casual Male anchor and outlet stores, the Company reviews market demographics, drive-by visibility for customers, store occupancy costs and costs to build and stock each location. Considering these factors and others, Company management projects sales volumes and estimates operating costs for each location and decides to open a store if such projections demonstrate an acceptable return on the Company's inventory and fixed asset investment can be realized. New Casual Male anchor stores require an average inventory and fixed asset investment of approximately $180,000 to $230,000, comprised of approximately $85,000 to $120,000 for fixed assets and $95,000 to $110,000 for inventory. All new outlet stores, which are expected to be constructed in the B&T Factory Store format, generally require a similar level of fixed asset and inventory investment as Casual Male anchor stores.

        The Company makes decisions to close Casual Male locations when management believes these locations are not generating acceptable profit levels. Most store closings occur at lease expiration, unless lease buyout is a more economical option for the Company. In addition, the Company seeks to negotiate early termination rights in its leases wherever possible that allow the Company to terminate the lease prior to the expiration of the term if it is unable to attain certain specified sales volumes. The costs to close stores are expensed at the time the decision is reached to close the store.

     Catalog. In March 2000, the Company released the first issue of the Casual Male Catalog. This catalog targets customers having similar demographic profiles as customers of Casual Male anchor stores. While carrying a similar assortment of casual merchandise as is available in Casual Male stores, the Casual Male Catalog offers a broader assortment of sportcoats, suit separates and other tailored clothing. The Company anticipates issuing spring, fall and holiday editions of the Casual Male Catalog and expects to circulate a total of approximately 2.5 million catalogs during fiscal year 2001. The Company's mailing strategy for the Casual Male Catalog includes mailing catalogs to people who have purchased in the past from a Casual Male store who are also known to purchase from catalogs generally and individuals whose names appear on mailing lists rented from third-party sources. In addition, the Company is testing a fixture in approximately 60 Casual Male stores that allows customers to place catalog merchandise orders directly to the catalog call center through a dedicated telephone line. Store associates are trained in the "Nobody Walks" selling program, which emphasizes the importance of offering customers the opportunity to find the items they are looking for in the Company's catalogs and assisting the customer in placing the order through the Company's call center. Currently, in-bound telemarketing and fulfillment are handled by the Company's 69,000 square foot Alpharetta, Georgia fulfillment and call center. In February 2000, the Company signed an agreement to lease a 135,000 square foot fulfillment and call center that is currently under construction in Alpharetta, which the Company expects to move into, and operate from, by June 2000(the "New Fulfillment and Call Center").

     E-commerce. The Company expects that the www.casualmale.com website, which has historically been used primarily to market Casual Male stores, will be commerce-enabled in June 2000. The Company currently plans to offer on this website substantially the same items as are offered or will be offered in the Casual Male Catalog. During the Fall of 1999, the Company entered into an agreement with Smith-Gardner Associates, Inc. to implement the WebOrder e-commerce system, which provides, among other things, electronic shopping carts and order taking, payment and security systems, order management, warehouse and shipping management and real-time inventory availability (the "WebOrder
System"). The Company intends to process and fulfill orders from the www.casualmale.com website through the New Fulfillment and Call Center.

o        Repp Big & Tall

        On May 23, 1999, the Company acquired substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions of Edison Brothers. See "-- Significant Recent Transactions - Acquisition of Repp Ltd. and Repp Ltd. By Mail." At the time of the acquisition, Edison Brothers operated 175 stores under the Repp Ltd. tradename, four catalog titles and an e-commerce website. During the second half of fiscal 2000, the Company successfully completed the integration of the Repp businesses' information, distribution and merchandising systems and continuing into the first half of fiscal year 2001, the Company took measures to enhance the systems, facilities and personnel employed in Repp's catalog and e-commerce operations. These activities, while positioning the Repp brand for further growth, also provided the Company with the platform to accelerate the development of the Casual Male Catalog and the www.casualmale.com e-commerce website.

        Stores. As of January 29, 2000 the Company operates 90 Repp Ltd. stores and 45 Repp Premier stores in 31 states. Repp Ltd. stores, which are typically located in strip or power centers or as stand-alone stores, cater to mid- to upper-middle income big and tall men and primarily offer non-designer branded casual and dress apparel. Repp Premier stores, which were introduced by the Company during the fall of fiscal year 2000, target upper-income customers and offer higher-end fashion, often carrying designer labels such as Tommy Hilfiger(R), Polo Ralph Lauren(R) and Nautica(R). Repp Premier stores are located principally in or near regional malls. The Company currently plans to undertake a retrofit program for the Repp Ltd. stores during fiscal year 2001. The scope of this retrofit program is expected to be similar to the scope of the Casual Male anchor store retrofit program undertaken during fiscal year 2000. See "--Casual Male Big & Tall - Stores."

        The Company uses the same factors set forth under the heading "--Casual Male Big & Tall - Stores" above in determining whether to open or close Repp Ltd. stores. Sites are selected for Repp Premier stores based on the same factors as well as the nearby regional mall's reputation as a center for fashion merchandise. New Repp Ltd. stores require an average inventory and fixed asset investment of approximately $230,000 to $270,000, comprised of approximately $120,000 to $140,000 for fixed assets and $110,000 to $130,000 for inventory. New Repp Premier stores require an average inventory and fixed asset investment of approximately $320,000 to $370,000, comprised of approximately $140,000 to $170,000 for fixed assets and $180,000 to $200,000 for inventory.

        Catalog. The Company currently issues two catalog titles bearing the Repp brandname: (i) the Repp Catalog and (ii) the Repp Premier Catalog. The Repp Catalog carries substantially all of the merchandise categories offered in Repp Ltd. stores and is targeted to customers whose demographics are similar to those of customers of Repp Ltd. stores. The Company currently issues editions of the Repp Catalog in the winter, pre-spring, spring, summer and holiday seasons. The Repp Premier Catalog offers substantially similar merchandise categories as is offered in Repp Premier stores, with an emphasis on designer and fashion brands, and is targeted at upper-income customers. The Repp Premier Catalog is currently issued twice a year during the spring and fall seasons. From time to time, Repp also issues smaller catalogs featuring a focused assortment of products offered under one brandname. For example, the Company issued two editions of the Cutter & Buck Catalog during fiscal year 2000, which were targeted to customers having a similar demographic profile as the Repp Premier customer.

        The Company mails all Repp catalogs to individuals whose names appear on the Repp house file of past purchasers, people who have purchased in the past from the Company's stores and who are also known to purchase from catalogs generally, and mailing lists rented from third-party sources. Combined circulation for the catalog titles offered by Repp was approximately 7.8 million in fiscal year 2000. In addition, all Repp Ltd. and Repp Premier stores contain a fixture that allows customers to place catalog merchandise orders directly to the catalog call center through a dedicated telephone line. As is the case in Casual Male stores, Repp store associates are trained in the "Nobody Walks" selling program, which emphasizes the importance of offering customers the opportunity to find the items they are looking for in the Company's catalogs and assisting the customer in placing the order through the Company's call center. Currently, as with the Casual Male Catalog, in-bound telemarketing and fulfillment operations are handled by the Company's 69,000 square foot Alpharetta, Georgia fulfillment and call center, and are expected to be moved to the New Fulfillment and Call Center in June 2000.

        E-commerce.   The  Company  also  operates  the   www.reppbigandtall.com
e-commerce website, which can also be reached by using its former URL, www.reppbynet.com. This website offers substantially similar merchandise as the Repp Catalog. The Company plans to employ the WebOrder System to manage the e-commerce activities of the www.reppbigandtall.com website beginning in Fall 2000. Orders placed on this website will continue to be fulfilled from the Company's existing fulfillment and call center in Alpharetta, Georgia until the New Fulfillment and Call Center becomes operable.

o        Competition

        The Company's men's big and tall apparel businesses face competition from a variety of sources, including department stores, specialty stores, discount stores and off-price and other retailers that sell big and tall merchandise. In addition, sales of apparel through catalogs, e-commerce and home shopping networks or other electronic media provide additional sources of competition. These businesses face competition on a local level from independent retailers and small, regional retail chains, as well as on a national scale from a limited number of national specialty chains. While the Company has successfully competed on the basis of merchandise selection, inventory replenishment on an on-going basis by color and size, favorable pricing and desirable store locations, there can be no assurance other retailers will not adopt purchasing and marketing concepts similar to those of the Company. In addition, discount retailers with significant buying power, such as Wal-Mart, K-Mart and Target stores, represent an increasing source of competition for the Company. The bulk of the merchandise carried by these department stores is classified as commodity, or "basic" items, but the stores' buying power provides them with a competitive edge and an ability to charge low prices for such items.

Work 'n Gear

        Work 'n Gear is a specialty retail company exclusively focused on marketing and selling utility workwear, uniforms, healthcare apparel and footwear through stores, a business-to-business direct selling sales force, catalog and direct marketing initiatives and, beginning in fiscal year 2001, e-commerce activities. Work 'n Gear seeks to address the needs of three major groups: (i) customers who buy work clothing to be worn on the job, including industrial tops and bottoms, jeans, work boots, rugged outerwear and other accessories, (ii) corporate customers who either supply uniforms or provide a clothing allowance to their employees to purchase uniforms, and (iii) customers who work in the healthcare industry and related fields. Work 'n Gear sales accounted for 8.7%, 9.7% and 8.9% of the Company's total revenues for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

        The Market. The National Association of Uniform Manufacturers and Distributors estimates that approximately 26 million people in the United States work force wear workwear. Although manufacturing industries are generally on the decline in the United States, service industries are among the fastest growing and traditionally have accounted for a large portion of uniform wearers in the United States. For example, the U. S. Government Bureau of Labor Statistics cites security and healthcare as two of the service industries where there will be significant growth over the next five years.

        Stores. Work 'n Gear stores, which are currently located in northeastern and midwestern states, carry a wide selection of workwear products, including rugged specialty outerwear, work shirts and pants, cold weather accessories and footwear, as well as a complete line of uniforms for industry and service businesses and healthcare apparel. Work 'n Gear stores are generally located in strip shopping centers or are free standing. Locations in active strip centers are a preferable criterion for site selection, as the close proximity to other stores increases traffic into Work 'n Gear stores, particularly for healthcare apparel and accessories. Site locations must take into consideration proximity of major medical facilities, active retail environments, population density, business presence in the market and competition.

        Other  Marketing  and Selling  Initiatives.  Work 'n Gear also sells its products through a direct corporate sales force, which markets workwear and uniforms to large accounts, including government entities, supermarket chains, manufacturing entities and private security companies. In the summer of fiscal year 2000, Work `n Gear entered into an agreement to test a licensed healthcare apparel department in a major regional discount department store. In addition to pursuing other licensed department arrangements, the Company plans to test several new marketing and selling channels for its Work `n Gear business during fiscal year 2001, including business-to-business and business-to-customer catalogs and e-commerce sites.

        Competition. Competition for the sale of workwear is fragmented. Traditional Army and Navy stores offer a large assortment of workwear items, but supplement with fishing, hunting and other product lines. Other competitors include large specialty chains, such as Bob's Stores, and full service department stores, which typically have more narrow product offerings. To the Company's knowledge, no specific specialty stores similar to Work 'n Gear exist on a national basis. Competition for corporate workwear (purchased by employers) comes from large manufacturers such as WearGuard/ARAMARK, Uniforms to You and Cintas, as well as small, independent uniform dealers. In the healthcare apparel business, competition is dominated by three entities: (i) Life Uniform, the largest retailer with approximately 300 stores, (ii) catalog operations, led by
J. C. Penney and including Tafford, Uniform World, Sears Roebuck & Company and Jasco, and (iii) over 2,000 independent operators of healthcare apparel businesses. Management believes its strategy of servicing all three segments of the workwear market--consumer, corporate and healthcare--combined with its retail expertise, affords Work 'n Gear a significant competitive advantage in the marketplace.

Retail Apparel Segment Stores

        The following is a summary of stores operated by the Company in the retail apparel segment:

                                             No. Open       No Open
 Store Tradename                            at 1/29/00     at 1/30/99
 ---------------                            -----------    ----------

Casual Male Big & Tall .............           393           402

Casual Male Outlet Stores/B&T
Factory Stores .....................            52            51

Repp Ltd. ..........................            90            --

Repp Premier .......................            45            --

Work `n Gear .......................            65            67

Footwear Segment

        Through its JBI, Inc. and Morse Shoe, Inc. subsidiaries, the Company operates licensed footwear departments in discount, department and specialty stores operated by independent third parties. Typically, the Company and a licensor enter into a license agreement under which the Company has the exclusive right to operate a footwear department in the host stores for a specified period of years. The department is operated under the host store's name, in space supplied by the licensor and, in most cases, the licensor collects payments from customers and credits the Company. The Company pays the licensor a license fee, generally a percentage of net sales, for the right to operate the footwear department and for use of the space. The license fee ordinarily covers utilities, janitorial service, cash collection and handling, packaging and advertising. In some circumstances, the license fee also covers staffing costs.

        In its licensed footwear department operations, the Company sells a wide variety of family footwear, including men's, women's and children's dress, casual and athletic footwear as well as work shoes, boots and slippers. Most of the footwear offered by the Company in its licensed footwear departments is sold under the Company's private labels or on an unbranded basis, although the Company also sells a small percentage of name brand merchandise in certain of its licensed accounts.

        The Company's licensed footwear departments are operated on a self-service basis. The Company's personnel employed in particular departments are responsible for the stocking and layout of shelves, responding to customer inquiries and related administrative tasks. In certain accounts, the Company's licensed footwear departments are serviced in a similar manner by employees of the licensor. Sales in the footwear division accounted for 38.2%, 44.5% and 44.7% of the Company's total revenues in the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

        Licensed Departments. The Company and its predecessors have operated licensed footwear departments in mass merchandising department stores for more than forty years. At January 29, 2000, the Company operated a total of 858 licensed footwear departments under license agreements with 13 licensors. In February 2000 the Company acquired the rights to operate 204 licensed footwear departments in department and specialty stores operated by four licensors as part of the acquisition of the ongoing assets of the Shoe Corporation of America. See "Significant Recent Transactions -- Disposition and Re-acquisition of Certain Assets of Shoe Corporation of America." In addition, the Company entered into an agreement to operate footwear departments in approximately 350 stores operated by Variety Wholesalers, Inc. During fiscal 2000, the Company opened 28 departments and closed 45 departments, representing a net decrease of 17 units for the year. (These department opening and closing statistics do not include the closing of Hills stores and their subsequent re-opening as Ames stores and the scheduled closing of departments in stores operated by Shopko Stores, Inc., as described under the headings "Significant Recent Transactions - Ames Department Stores Acquisition of Hills Stores Company" and "--Termination of Shopko Licensed Footwear Departments.") The Company's 858 licensed footwear departments are located in 39 states and in the District of Columbia.

        The Company conducts its licensed footwear department operations under written agreements for fixed terms. Of the 858 licensed footwear departments the Company operated at January 29, 2000, 403, or 47.0%, are covered by agreements with terms expiring in five years or less and 455, or 53.0%, are covered by an agreement, which expires in July 2009, with Ames Department Stores, Inc. ("Ames"), a major mass merchandising retailer in the eastern United States. For additional information, see "--Significant Recent Transactions -- Ames
Department Stores Acquisition of Hills Stores Company." For the fiscal year ended January 29, 2000, Ames accounted for 21.0% of the Company's total revenues.

        Competition. The Company's licensed footwear department business faces competition at two levels: (i) for sales to retail customers and (ii) for the business of the department and specialty store chains who are its footwear licensor customers. The Company's success in its licensed footwear department operations is substantially dependent upon the success of the department and specialty store chains in which it operates. See "Outlook: Important Factors and Uncertainties - Dependence on Footwear Department Licensors." Within the particular market served by the department and specialty store chains, the Company believes the primary competitive factors are the quality, price and the breadth and suitability of the selection of footwear offered, as well as store location, customer service and promotional activities.

        Because of the large scale of many licensing arrangements and years of commitment involved, the Company has observed that changes in licensed footwear department arrangements do not frequently occur and are more often initiated by external factors, such as mergers or acquisitions involving the licensors or business terminations by other licensees, rather than by competition among licensee companies for the business of a licensor. To the extent there is active competition for new business in this area, the Company believes the principal factors weighed by a potential licensor are the quality of the licensee's operations, as reflected by sales results, and the price paid to the licensor in the form of the license fee. The Company also faces potential competition from the in-house operational capabilities of its licensors. The Company believes, however, that its ability to leverage costs and buying power across its store base has allowed it to offer its licensors the same or better profit opportunities than they could obtain on their own.

        Renewed Emphasis Beginning in Fiscal Year 1999. During fiscal years 1996 through 1998, the Company pursued a strategy of de-emphasizing its footwear operations (the "Footwear Restructuring") in order to focus its efforts on the management, development and growth of its men's big and tall apparel and Work 'n Gear businesses. (For additional information, See Note 10 to the Consolidated Financial Statements.) Beginning in fiscal year 1999, the Company began to avail itself of opportunities in the market that would permit the Company to return to a position of leadership in the licensed footwear department market niche. Recognizing the recent trend towards consolidation generally in the department store industry, the Company re-evaluated its decision to de-emphasize the licensed footwear business and decided to pursue a strategy of leveraging its considerable industry experience, systems, infrastructure and human talent to significantly grow market share. Beginning in the fall of 1998, the Company began a successful effort to hire a new, talented management team with significant footwear industry experience for this business. This team has set in place several important new initiatives in the areas of product sourcing and merchandising, and has successfully pursued the acquisition of a number of new licenses to operate footwear departments including, among others, approximately 350 footwear departments in stores operated by Variety Wholesalers, Inc. In addition, on February 29, 2000, the Company completed the acquisition of the ongoing assets of Shoe Corporation of America ("SCOA") - a business previously sold by the Company in 1997. See "--Significant Recent Transactions -- Disposition and Re-acquisition of Certain Assets of Shoe Corporation of America." As part of the ongoing assets acquired from SCOA, the Company assumed licenses to operate 204 footwear departments in moderate department and specialty stores nationwide. With the acquisition of the licensed footwear departments formerly operated by SCOA and other newly acquired accounts, the Company has increased its buying power and ability to leverage overhead, while diversifying its licensed footwear business geographically, thereby reducing this business's exposure to weather-related risks.

Significant Recent Transactions

Acquisition of Repp Ltd. and Repp Ltd. by Mail.

        On May 23, 1999, the Company acquired substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions of Edison Brothers. Edison Brothers is currently operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, as amended. The Company paid cash, as described below, for the acquisition of 175 United States and Canadian Repp Ltd. Big & Tall retail locations and the Repp Ltd. By Mail catalog business. The Company immediately sold Repp's Canadian operation, consisting of 16 stores, to Grafton-Fraser, Inc., a Canadian men's retailer, and commenced the closing of 31 stores in the United States. The Company operates the remaining retail stores in the United States and the Repp Ltd. By Mail catalog through a new subsidiary, JBI Apparel, Inc. The transaction was financed primarily through (a) a new $20 million credit facility and a $5 million term loan provided to JBI Apparel, Inc. by BankBoston Retail Finance Inc. and Back Bay Capital Funding LLC, respectively, (both of which were amended on August 30, 1999 through a refinancing), (b) the issuance by JBI Apparel, Inc. of $10 million of senior subordinated notes to a group of investors, which included investment funds affiliated with Donaldson, Lufkin & Jenrette, Inc. (the "Investor Group"), and
(c) the sale of the Canadian operations and the liquidation of the inventories in the 31 closing stores. The net purchase price for the acquired assets, which primarily consisted of inventory and fixed assets for the 128 retail stores in the United States and the Repp Ltd. By Mail catalogs, was $27.0 million. In connection with the $10 million financing provided by the Investor Group, J. Baker issued 5-year warrants enabling holders to purchase 1,200,000 shares of the Company's common stock at $5.00 per share. See Notes 2 and 4 to the Consolidated Financial Statements.

Ames Department Stores Acquisition of Hills Stores Company

        The Company operated licensed footwear departments in stores operated by Hills Stores Company ("Hills") from 1986 until Hills ceased operations in 1999.

        On November 12, 1998, Ames, a significant licensor of the Company (see "Industry Segments -- Footwear Segment - Licensed Departments"), entered into an agreement for the acquisition of Hills. On December 31, 1998, Ames acquired control of Hills through its acquisition of substantially more than a majority of Hills' outstanding common stock and convertible preferred stock and notes. In March, 1999 Ames consummated the merger of Hills into a subsidiary of Ames.

        At the time of the acquisition, Hills operated 155 discount department stores in twelve states. In February, 1999, Ames began a program to remodel and convert 151 of the acquired Hills stores to Ames stores in three sequential phases of approximately 50 stores each. Upon the completion of the remodeling and conversion process, the last phase of which was completed in September, 1999, all such stores were incorporated into the Company's license agreement with Ames on the same terms and conditions as presently exist. During the conversion process, the Company participated in liquidation sales of its footwear inventory in each store. These liquidation sales ended on July 26, 1999. See Note 10 to the Consolidated Financial Statements.

Disposition and Re-acquisition of Certain Assets of Shoe Corporation of America

        On March 5, 1997, the Company sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado along with Dennis B. Tishkoff, President of SCOA, and certain members of SCOA management. Net cash proceeds received from the sale totaled approximately $40 million. On June 14, 1999, SCOA and certain affiliated companies filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended. On February 11, 2000, the Company entered into an agreement to purchase the ongoing assets of SCOA and, on February 29, 2000, the transaction was consummated. The purchase price paid by the Company to acquire the ongoing assets of SCOA was approximately $14 million. As part of this acquisition, the Company acquired the rights to operate 204 licensed footwear departments in moderate department and specialty stores nationwide. In addition, pursuant to the terms of the acquisition agreement, SCOA agreed to provide the Company with certain transition services for up to six months following the closing. The Company financed the SCOA acquisition with cash and borrowings available under its revolving credit agreement.

Bradlees Reorganization

     On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a company operating stores in which the Company operates licensed footwear departments, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the Southern District of New York, which, as amended, was confirmed on November 18, 1998. The Plan became effective on February 2, 1999 (the "Effective Date"), the Company's license agreement with Bradlees was amended and assumed and the reorganized Bradlees emerged from bankruptcy. Pursuant to the amended agreement, ten days after the Effective Date, Bradlees made a cash distribution to the Company in the amount of $360,000 and began paying the balance of the Company's pre-petition claim in thirty-six equal monthly installments which commenced on March 1, 1999, with interest on such outstanding balance commencing with the seventh monthly payment. As provided in the amended licensed agreement, upon the occurrence of certain events, the entire unpaid balance of the Company's claim shall be paid within 30 days after such occurrence, without penalty or interest. The Company's sales in the Bradlees chain for fiscal year 2000 were $47.7 million. See Note 11 to the Consolidated Financial Statements.

Termination of Shopko Licensed Footwear Departments

        In October 1999, the Company entered into an agreement to terminate the relationship between the licensed footwear division and Shopko Stores, Inc. The agreement calls for the orderly phasing out of operations and liquidation of inventory, which liquidation is to be completed no later than July 1, 2000. The Company operated 146 licensed footwear departments in Shopko stores during fiscal year 2000. The Company is currently operating liquidation sales from all such stores. The Company expects to cease all liquidation activities in Shopko stores no later than May 31, 2000. The licensed footwear departments operated by the Company in Shopko stores are included in licensed footwear department counts included in this Annual Report on Form 10-K.

Sale of Parade of Shoe Business

        On March 10, 1997, the Company sold its Parade of Shoes division to Payless ShoeSource, Inc. of Topeka, Kansas. For additional information on the sale of the Parade of Shoes division, see Note 10 to the Consolidated Financial Statements.

Seasonality

        The Company's businesses are seasonal. The men's big and tall apparel businesses generate their largest sales volumes in June (in advance of Father's
Day) and the Christmas season, and the Work 'n Gear business generates its largest sales volume during the second half of the fiscal year. The footwear segment experiences its largest sales volumes during the Easter, back-to-school and Christmas seasons. On a combined basis, the Company's sales during the second half of each fiscal year have consistently exceeded sales during the first half of each fiscal year. Unseasonable weather may affect sales of shoes and boots, as well as cold weather related apparel and work clothing, especially during the traditional high-volume periods. See "Outlook: Important Factors and Uncertainties - Weather Conditions."

Inventory

        The Company is required to carry a substantial inventory in order to provide prompt deliveries to its retail stores and its licensed footwear departments. In addition, the Company is required to carry sufficient inventory to satisfy the demands of the customers of its catalog and e-commerce businesses, which inventory levels the Company expects to increase as these businesses grow. Catalog and e-commerce order backlogs, however, have not been material to the Company's business to date, but are expected to grow as the Company increases its catalog and e-commerce activities. The inventories needed in the operation of the Company's apparel and footwear businesses are currently available from a number of domestic and overseas sources, with no single source accounting for more than four percent of the Company's merchandise.

        The Company purchases the substantial majority of its footwear from China and, accordingly, benefits from favorable trade arrangements between the United States and China. See "Outlook: Important Factors and Uncertainties -- Dependence on Foreign Vendors." Currently, there is extensive Congressional debate with respect to the Clinton administration's proposal to grant permanent normalized trade relations to China, which, if approved, would eliminate the need for annual Congressional review of China's "most favored nation" status. If China is not granted permanent normalized trade relations status, or if its most favored nation trading status is not renewed, the Company would likely experience substantially increased costs in footwear and apparel produced in China. The Company believes, however, that, if this should occur, its competitors in the footwear industry would be similarly affected.

Trademarks

        The Company has no franchises or concessions except for agreements granting it the right to operate licensed footwear departments in discount, department and specialty stores, and healthcare apparel departments in one major regional discount department store. The Company owns several servicemarks relating to the names of its businesses and trademarks relating to products sold in the businesses, and owns one patent. Aside from the servicemark registrations relating to the Company's tradenames, the Company does not consider any trademark or its patent to be materially important to its business.

Research and Development

        The Company does not engage in any Company-sponsored research or customer-sponsored research.

Environment

        The Company has not been required to make any material capital equipment expenditures, or suffered any material effect on its earnings or competitive position, as a result of compliance with federal, state or local environmental laws.

Employees

        As of January 29, 2000, the Company employed approximately 3,674 persons full-time and 3,303 persons part-time, of whom approximately 2,491 full-time and 3,040 part-time employees were engaged in retail operations at the store level. Approximately 300 of the Company's full-time and part-time employees are covered by collective bargaining agreements. The Company believes its employee relations are generally good.

Executive Officers of the Company

        Name                     Age        Office
        ----                     ---        ------
        Sherman N. Baker          80        Chairman of the Board
        Alan I. Weinstein         57        President and Chief Executive Officer
        Stuart M. Glasser         52        Senior  Executive  Vice  President;  President  and Chief
                                            Executive Officer of The Casual Male, Inc.
        Michael J. Fine           48        Executive  Vice  President;  President  of  JBI  Footwear
                                            Division

        Thomas J. Konecki         45        Executive  Vice  President;  President  of  Work  `n Gear
                                            Division

        Elizabeth C. White        42        First Senior Vice President and Chief Financial Officer

     Mr. Baker has been Chairman of the Company's Board of Directors since March 1990. From 1970 until March 1990, Mr. Baker served as Chief Executive Officer of the Company and its predecessor.

        Mr. Weinstein has held the positions of President and Chief Executive Officer since November 1996 and March 1997, respectively, and has been a member of the Board of Directors of the Company since 1996. From January 1999 to June 1999 Mr. Weinstein also held the position of Acting President of the Company's Work `n Gear division. From September 1996 through March 1997, Mr. Weinstein served as Acting Chief Executive Officer of the Company. From July 1985 through September 1996, Mr. Weinstein held the positions of Senior Executive Vice President, Chief Financial Officer and Secretary of the Company. He was also appointed Chief Administrative Officer in 1988. Mr. Weinstein joined the Company's predecessor in 1968 as Assistant Controller and has held a variety of positions of increasing responsibility in finance and administration since that time.

        Mr. Glasser has held the positions of Senior Executive Vice President of the Company since June 1998 and President and Chief Executive Officer of The Casual Male, Inc. since September 1997, and has served as a member of the Board of Directors of the Company since December 1999. Prior to joining the Company, from January 1991 until September 1997, Mr. Glasser was an Executive Vice President and General Merchandise Manager of men's, boy's, children's and cosmetics for Bloomingdales, a division of Federated Department Stores, Inc. Prior to 1991, Mr. Glasser served as President and Chief Executive of the department store division of Elder-Beerman Stores Corp. and prior to that he served as an Executive Vice President of Lord & Taylor. Mr. Glasser has also served as a member of the Board of Directors of Allou Health & Beauty Care, Inc., a distributor of nationally advertised health and beauty aid products, pharmaceuticals, fragrances, cosmetics and non-perishable foods, since March 2000.

        Mr. Fine has held the positions of Executive Vice President of the Company and President of the JBI Footwear division since September 1998. Prior to joining the Company, from June 1996 until June 1998, Mr. Fine was Group President of the Footwear and Women's divisions of Edison Brothers, Inc. and from November 1994 until May 1996, he was President of Edison Brothers' chain of 5-7-9 stores. Prior to joining Edison Brothers, from December 1992 until November 1994, Mr. Fine was a senior merchant at Payless ShoeSource, Inc. Previously, he held the position of Divisional Merchandise Manager at various retailers, including the Foxmoor and Hit or Miss chains of stores, as well as the Filene's division of Federated Department Stores, Inc.

     Mr. Konecki has held the position of Executive Vice President of the Company and President of the Work `n Gear division since December 1999. From January 1998 to December 1999, Mr. Konecki was employed as a merchant in the Company's Work `n Gear division, serving most recently as Senior Vice President, General Merchandise Manager. From February 1994 through March 1997, Mr. Konecki was employed as Vice President, General Merchandise Manager for G.H. Bass & Co. (a division of Phillips-Van Heusen Corp.), a retailer of men's, women's and children's footwear, apparel and accessories.

        Ms. White has held the position of First Senior Vice President and Chief Financial Officer since March 2000 after having served as interim Chief Financial Officer from January 2000 through March 2000. Except for a five month period during 1996 when she served as Controller of Quebecor Printing (USA), a commercial printing company, Ms. White has been employed by the Company since November 1983 in various capacities, including serving as Senior Vice President and Controller from October 1996 through December 1999. Prior to joining the Company, Ms. White was employed by the public accounting firm of Peat Marwick Mitchell & Co., the predecessor of KPMG LLP.

Outlook: Important Factors and Uncertainties.

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this Annual Report on Form 10-K which are not historical facts, including statements about the Company's or management's confidence or expectations, plans, opportunities for sales growth or cost reductions and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially. The following are important factors, among others, that should be considered in evaluating these forward-looking statements and the Company's future prospects:

        General Economic Factors. The Company's operating results could be materially adversely affected by changes in the general economy, including broad scale changes in consumer spending patterns. In addition, the Company's ability to grow its businesses may be negatively impacted by changes in the financial markets such as a tightening in the availability of credit, increases in interest rates and lowered valuations of equity securities.

        Weather Conditions. Like all other retailers, the Company would likely experience reduced sales in the event that its stores or the stores within which it operates footwear departments were closed as a result of severe weather conditions. In addition, as a retailer of seasonal apparel and footwear, the Company must make certain inventory decisions based upon an expectation of future weather conditions. Accordingly, weather conditions or patterns different from those forecasted by the Company could result in the Company carrying too little or too much seasonal inventory. Should this occur, the Company could experience decreased sales, increased markdowns and/or increased inventory carrying costs.

        Dependence on Footwear Department Licensors. The success of the Footwear Segment is dependent upon the continued independence and financial health of its significant licensors. Accordingly, if one or more of these licensors is acquired by an entity that does not retain the Company's services, or if one or more of these licensors files for protection under the U.S. bankruptcy laws or otherwise becomes insolvent, the Company may be materially adversely affected.

        Dependence on Foreign Vendors. The Company's Footwear Segment sources substantially all of its merchandise from companies operating in foreign countries, with China accounting for most of all such sourcing. In addition, a significant portion of the Apparel Segment's merchandise is produced by foreign vendors. The performance of any one of the Company's businesses would likely be significantly impacted if production at, or deliveries by, certain of its key vendors were disrupted for a material amount of time or if the cost of merchandise was significantly increased. Such disruptions or cost increases could occur as the result of social or political strife, unforeseen economic or production regulations, import, licensing or trade restrictions, acts of God or war or other unforeseen circumstances. In particular, the Company's Footwear Segment, along with others in the footwear industry, would likely face increased merchandise costs if the United States does not grant China permanent normalized trade relations or otherwise fails to grant China most favored nations status. In the event that any such disruption occurs, there can be no assurance that the Company will be able to identify adequate substitute vendors to replace the products affected by such a disruption in a timely manner or at comparable prices.

        Dependence on Fashion and Trends. Successful implementation of the Company's merchandising strategy depends on its ability to introduce in a timely manner new or updated products which both appeal to our customers and are priced appropriately. The success of the Company also depends in part on its ability to anticipate and respond to changing fashion and merchandise trends and consumer demands in a timely manner. Accordingly, any failure by the Company's divisions to identify and respond to these trends could adversely affect consumer acceptance of the merchandise, which in turn could adversely affect the Company's sales and profitability.

        New Stores and Licensed Footwear Locations. The Company's ability to open new stores and to operate and expand its licensed footwear department program successfully depends upon, among other things, the Company's capital resources and its ability to locate suitable sites, negotiate favorable rents and other lease and license terms. In addition, because the Company's store designs must evolve over time, actual store-related capital expenditures may vary from historical levels (and projections based thereon) due to such factors as the scope of remodeling projects, general increases in the costs of labor and materials and unusual product display requirements.

        Leverage. The Company is highly leveraged. As of January 29, 2000, the Company's outstanding consolidated long-term indebtedness (including current maturities but excluding undrawn letters of credit) totaled approximately $188 million, which represented 67.7% of its total capitalization. This relatively high level of indebtedness could impair the Company's ability to obtain additional financing, requires the Company to dedicate a significant portion of its net cash flow from operations to the payment of principal and interest on this indebtedness, and puts the Company at increased risk in the event it defaults under any indebtedness.

        Competition. The Company faces intense competition for customers, personnel and innovative products in each of its divisions. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company.

        Retention of Qualified Employees. The Company's success depends upon its ability to attract and retain highly skilled and motivated employees with appropriate retail experience to work in management and in its stores.

        Centralized Distribution. The Company conducts its retail store distribution operations and its direct marketing and e-commerce fulfillment and call center functions from centralized facilities located in Canton, Massachusetts and Alpharetta, Georgia, respectively. A disruption in operations at either one of these facilities may significantly increase the Company's distribution costs or materially impact sales in its direct marketing and e-commerce businesses. In addition, a delay in the construction of, or technical difficulties in implementing information and distribution systems at, the New Fulfillment and Call Center could result in lost sales and increased costs.

        Direct Marketing Costs. Increases in the costs of printing and mailing catalogs and other marketing pieces could have an adverse effect on the Company's direct marketing businesses.

         E-Commerce. The Company's e-commerce initiatives could be materially adversely affected by technological failures in the Company's information systems and distribution infrastructure and in the failure of third party software and equipment employed in the service of the Company's e-commerce activities. In addition, the Company's e-commerce activities could be disrupted by outside forces engaged in activities aimed at preventing the Company's e-commerce sites from working properly.

        Trade Imbalances. Because the Company imports a significant amount of its merchandise from foreign vendors, disruption in the shipping trade could materially adversely impact its ability to receive merchandise in a timely fashion.

You should carefully review and consider all of these factors when analyzing a forward-looking statement and should be aware that there may be other factors that could cause results to differ from the Company's expectations. Any forward-looking statement made by the Company is based on information, plans, estimates and beliefs at the time such statement was made, and the Company assumes no obligation to update any forward-looking statements to reflect changes in the underlying assumptions or factors, new information, future events or other changes.

Item 2.  PROPERTIES

        The executive and administrative offices of the Company, the licensed footwear division and the Work 'n Gear division are located at 555 Turnpike Street in Canton, Massachusetts. This facility also serves as the distribution center for the Company's Casual Male Big & Tall, Repp and Work 'n Gear retail stores, and the licensed footwear division. The facility is located on 37 acres of land (the "Canton Property") and is owned by JBAK Canton Realty, Inc. ("JBAK Realty"), a wholly-owned subsidiary of JBAK Holding, Inc. ("JBAK Holding") and an indirect, wholly-owned subsidiary of J. Baker, Inc. In December, 1996, JBAK Realty obtained a $15.5 million mortgage loan from The Chase Manhattan Bank (the "Mortgage Loan"), secured by the real estate, buildings and other improvements owned by JBAK Realty located at the Canton Property. JBAK Realty leases the Canton Property to JBI, Inc., a wholly-owned subsidiary of J. Baker, Inc. This facility contains approximately 750,000 square feet of space, including approximately 150,000 square feet of office space.

        The Company leases a building at 437 Turnpike Street, Canton, Massachusetts, which serves as administrative offices for Casual Male Big & Tall and Repp. The building contains approximately 53,000 square feet of office space. The lease on this facility expires January 31, 2008.

        Catalog and e-commerce fulfillment and call center activities for the Company's apparel divisions are currently provided from a 69,000 square foot facility in Alpharetta, Georgia. In February 2000, the Company entered into an agreement to lease a 135,000 square foot catalog and e-commerce fulfillment and call center that is currently under construction. The Company expects to relocate to this facility, which will also house certain members of the Company's direct marketing management, in June 2000. The initial term of this lease expires ten years after the lease commencement date (which is contingent upon the date of substantial completion of the construction of the facility) and the Company has one option to extend the term of the lease for a five year period at the then-prevailing market rate.

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

        As of April 10, 2000, the Company operated 453 Casual Male Big & Tall stores, all in leased premises ranging from 2,000 to 5,987 square feet, with average space of approximately 3,274 square feet and total space of approximately 1,483,034 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five-year terms.

        As of April 10, 2000, the Company operated 136 Repp stores, all in leased premises ranging from 2,190 square feet to 10,000 square feet, with average space of approximately 3,951 square feet and total space of approximately 537,331 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five-year terms.

        As of April 10, 2000, the Company operated 65 Work 'n Gear stores, all in leased premises ranging from 2,400 square feet to 6,200 square feet, with average space of approximately 4,143 square feet and total space of approximately 269,300 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five-year terms.

        See   "Item  1.   BUSINESS--Industry   Segments   -   Footwear--Licensed
Departments", for information regarding the Company's licenses to operate footwear departments in retail stores of its licensors.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

        The Company's common stock trades on The Nasdaq Stock Market(R) (Nasdaq) under the symbol "JBAK".

        The following table sets forth the last reported high and low sales prices, as reported by Nasdaq, for the Company's common stock for each quarterly period during the years ended January 29, 2000 and January 30, 1999. The prices set forth below do not include retail mark-ups, mark-downs or commissions.

        Year Ended January 29, 2000                        High          Low

        First Quarter                                     $ 6 1/4       $ 3 3/4
        Second Quarter                                      9             5 3/4
        Third Quarter                                       7 7/8         5 1/2
        Fourth Quarter                                      6             4 1/2

        Year Ended January 30, 1999                        High          Low

        First Quarter                                     $11 3/4       $ 4 1/2
        Second Quarter                                     13 1/2         9 7/8
        Third Quarter                                      11 1/8         3 3/4
        Fourth Quarter                                      6 3/8         4 1/16

Holders

        There were approximately 700 holders of record of the Company's common stock as of April 10, 2000. The Company believes the actual number of beneficial owners of the Company's common stock is substantially greater than the stated number of holders of record because a portion of the outstanding common stock is held in "street name".

Dividends

        On March 2, 1987, the Board of Directors of the Company adopted a policy of paying quarterly dividends. For each quarter thereafter, the Company has paid a dividend of 1 1/2 cents per share.

        The Company's revolving credit facility limits the amount of cash dividends that may be paid to stockholders. For additional information, see Note 4 to the Consolidated Financial Statements.

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

        In May 1999, to facilitate the Repp acquisition, the Company issued 13% Senior Subordinated Notes due December 31, 2001 (the "Notes") in the principal amount of $10.0 million to a group of 12 investors, which included investment funds affiliated with Donaldson, Lufkin and Jenrette, Inc. (the "Investor Group") see "Significant Recent Transactions - Acquisition of Repp Ltd. and Repp Ltd. By Mail." Detachable warrants were issued in connection to the Notes, which enable the holders thereof to purchase 1,200,000 shares of J. Baker, Inc. common stock at a purchase price of $5.00 per share (the "Warrants"). The Notes mature on December 31, 2001 and the Warrants expire on May 21, 2004. The Notes and the Warrants were offered and sold in a private placement transaction utilizing the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, and were sold directly by the Company without the involvement of a broker or commissioned agent.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data for the Company are derived from the consolidated financial statements that have been audited and reported on by KPMG LLP, independent certified public accountants, and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent auditors' report thereon appearing elsewhere in this Form 10-K. In recent years, the Company bought the Repp Big & Tall businesses in fiscal 2000 and sold its SCOA and Parade of Shoes businesses in fiscal 1998, disposed of its Fayva footwear business during fiscal 1996 and has also experienced a number of licensor bankruptcy filings. The purchase of the Repp Big & Tall businesses, sales of SCOA and Parade of Shoes, the liquidation of Fayva and licensor bankruptcy filings affect the comparability of the financial information herein. For further discussions, see "Item 1. BUSINESS
- Significant Recent Transactions" and Notes 10 and 11 to the Consolidated Financial Statements.

                                 J. BAKER, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                (Dollars in thousands, except per share amounts)

                                                                                   Year Ended
                                                         --------------------------------------------------------------
                                                           1/29/00      1/30/99      1/31/98      2/01/97    2/03/96
                                                          ---------    ---------    ---------    ---------  ---------
Income Statement Data:                                                                                     (53 weeks)


Net sales                                                 $ 665,456    $ 584,276    $ 592,151     $897,492   $1,020,413
Cost of sales                                               359,983      324,360      327,827      542,247      580,067
                                                           --------    ---------    ---------    ---------    ---------
     Gross profit                                           305,473      259,916      264,324      355,245      440,346
Selling, administrative and
  general expenses                                          257,717      226,439      226,151      347,977      392,586
Depreciation and amortization                                17,637       15,768       15,102       29,431       32,428
Restructuring and other non-recurring charges                  --           --           --        122,309       69,300
Litigation settlement charges                                  --           --          3,432         --           --
                                                           --------    ---------    ---------    ---------    ---------
     Operating income (loss)                                 30,119       17,709       19,639     (144,472)     (53,968)
Interest income                                                (181)        (192)        (109)        (254)        (526)
Interest expense                                             17,058       14,723       13,497       13,056       10,983
                                                           --------    ---------    ---------    ---------    ---------
     Earnings (loss) before income taxes                     13,242        3,178        6,251     (157,274)     (64,425)
Income tax expense (benefit)                                  4,369        1,144        2,438      (45,846)     (25,823)
                                                           --------    ---------    ---------    ---------    ---------
     Net earnings (loss)                                  $   8,873    $   2,034    $   3,813    $(111,428)   $ (38,602)
                                                           ========     ========     ========    =========    =========

Earnings (loss) per common share:

     Basic                                                $    0.63    $    0.15    $    0.27    $   (8.02)   $   (2.79)
                                                           ========     ========     ========    =========     ========

     Diluted                                              $    0.62    $    0.14    $    0.27    $   (8.02)   $   (2.79)
                                                           ========     ========     ========    =========     ========

                                                                   As of:
                                       ----------------------------------------------------------
                                             1/29/00    1/30/99    1/31/98    2/01/97    2/03/96
                                             --------   --------   --------   --------   --------
Balance Sheet Data:
-------------------
Working capital                              $124,983   $120,089   $121,368   $182,122   $205,080
Total assets                                  376,627    324,035    335,067    388,541    526,082
Long-term debt                                174,064    174,583    186,251    214,092    207,766
Stockholders' equity                           89,726     78,183     75,263     71,989    184,037
                                             ========   ========   ========   ========   ========
Cash dividends declared

   per common share                          $    .06   $    .06   $    .06   $    .06   $    .06
                                             ========   ========   ========   ========   ========

                                 J. BAKER, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

Store Openings and Closings:

                                  Apparel                                    Footwear
                      ------------------------------    ---------------------------------------------------
                                                                          Total      Parade
                      Casual Work            Total       JBI              Licensed   of     Total
                      Male   'n Gear  Repp   Apparel    Footwear  SCOA    Shoe Dept. Shoes  Footwear  Total
Stores open at

   February 1, 1997    440     66     --        506     937       454     1,391     188     1,579     2,085

Openings                32      2     --         34      11        --        11      --        11        45

Closings               (13)    (2)    --        (15)    (89)     (454)     (543)   (188)     (731)     (746)
                      ----    ---    ---       ----    ----      ----    ------    ----    ------    ------

Stores open at

  January 31, 1998     459     66     --        525     859        --       859      --       859     1,384

Openings                10      1     --         11      29        --        29      --        29        40

Closings               (16)    --     --        (16)    (13)       --       (13)     --       (13)      (29)
                      ----    ---   ----       ----    ----      ----    ------    ----    ------    ------

Stores open at

  January 30, 1999     453     67     --        520     875        --       875      --       875     1,395

Openings                 5     --    137*       142      28**      --        28      --        28       170


Closings               (13)    (2)    (2)       (17)    (45)**     --       (45)     --       (45)      (62)
                      ----    ---   ----       ----    ----      ----    ------    ----    ------    ------

Stores open at

  January 29, 2000     445     65    135        645     858        --       858      --       858     1,503
                      ====    ===   ====       ====    ====      ====    ======    ====    ======    ======


* Excludes the 16 Canadian Repp stores sold to Grafton Fraser and the 31 stores whose leases were terminated at or around closing and whose inventory was sold by a liquidator.

** Excludes the closing and reopening of 151 Hills/Ames stores.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

        All references herein to fiscal 2000, fiscal 1999 and fiscal 1998 relate to the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. To the extent the Company may have incurred increased costs resulting from inflation, the Company believes it has been able to offset these costs through higher revenues. Accordingly, the Company believes inflation has had no significant impact on its operations.

Results of Operations

                         Fiscal 2000 versus Fiscal 1999

        The Company's net sales increased by $81.2 million to $665.5 million in fiscal 2000 from $584.3 million in fiscal 1999, primarily due to $72.6 million in sales generated by the Repp Ltd. Big & Tall stores and the Repp Ltd. By Mail catalogs, which were acquired by the Company on May 23, 1999. Sales in the Company's apparel operations increased by $86.8 million to $411.1 million in fiscal 2000 from $324.3 million in fiscal 1999, primarily due to sales in the newly acquired Repp businesses and a 5.5% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores open in corresponding weeks of the two comparison periods), partially offset by the closing of a net of ten Casual Male Big & Tall and Work `n Gear stores. Sales in the Company's footwear operations decreased by $5.6 million to $254.3 million in fiscal 2000 from $259.9 million in fiscal 1999, primarily due to a $7.4 million decrease in sales due to the temporary closing of 151 former Hills stores for a portion of fiscal 2000, prior to their reopening as Ames stores. This decrease was partially offset by a 2.8% increase in comparable retail footwear store sales (comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in ongoing licensed footwear departments open in corresponding weeks of the two comparison periods).

        The Company's cost of sales constituted 54.1% of sales in fiscal 2000, compared to 55.5% of sales in fiscal 1999. Cost of sales in the Company's apparel operations was 51.6% of sales in fiscal 2000, compared to 52.4% of sales in fiscal 1999. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 58.1% of sales in fiscal 2000, compared to 59.4% of sales in fiscal 1999. This decrease was primarily due to a $3.6 million non-recurring charge to cost of sales in fiscal 1999 for costs associated with the liquidation of the Company's inventory in the 155 Hills stores prior to 151 of these stores remodeling and reopening as Ames stores and lower markdowns as a percentage of sales in fiscal 2000 as compared to fiscal 1999, partially offset by a lower initial markup on merchandise purchases in fiscal 2000 versus fiscal 1999.

        Selling, administrative and general expenses increased $31.3 million, or 13.8%, to $257.7 million in fiscal 2000 from $226.4 million in fiscal 1999, primarily due to the acquisition of the Repp businesses. As a percentage of sales, selling, administrative and general expenses were 38.7% of sales in fiscal 2000, compared to 38.8% of sales in fiscal 1999. Selling, administrative and general expenses in the Company's apparel operations were 38.9% of sales in fiscal 2000, compared to 39.7% of sales in fiscal 1999. This decrease was primarily due to a decrease in fixed overhead as a percentage of sales caused principally by the volume added by the Repp acquisitions and an increase in comparable apparel store sales. Selling, administrative and general expenses in the Company's footwear operations were 38.4% of sales in fiscal 2000, compared to 37.6% of sales in fiscal 1999. This increase was primarily due to an increase in store level expenses.

        Depreciation and amortization expense increased by $1.8 million to $17.6 million in fiscal 2000 from $15.8 million in fiscal 1999, primarily due to an increase in depreciable and amortizable assets.

        As a result of the above, the Company's operating income increased to $30.1 million in fiscal 2000 from $17.7 million ($21.3 million excluding the $3.6 million non-recurring Hills related charge in cost of sales) in fiscal 1999. As a percentage of sales, operating income was 4.5% of sales in fiscal
2000, compared to 3.0% of sales (3.7% of sales excluding the non-recurring charge in cost of sales) in fiscal 1999.

        Net interest expense increased by $2.4 million to $16.9 million in fiscal 2000 from $14.5 million in fiscal 1999, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in fiscal 2000 versus fiscal 1999.

        Taxes on earnings for fiscal 2000 were $4.4 million, yielding an effective tax rate of 33.0%, as compared to taxes on earnings of $1.1 million in fiscal 1999, yielding an effective tax rate of 36.0%. The decrease in the effective tax rate was primarily due to adjustments recorded in fiscal 2000 to deferred taxes and the related valuation reserve.

        Net earnings for fiscal 2000 were $8.9 million, compared to net earnings of $2.0 million in fiscal 1999.

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

        The Company's cost of sales constituted 55.5% of sales in fiscal 1999, compared to 55.4% of sales in fiscal 1998. Cost of sales in the Company's apparel operations was 52.4% of sales in fiscal 1999, compared to 52.8% of sales in fiscal 1998. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 59.4% of sales in fiscal 1999, compared to 58.2% of sales in fiscal 1998. Cost of sales in the Company's JBI Footwear division was 59.4% of sales in fiscal 1999, compared to 58.5% of sales in fiscal 1998. The increase in such percentage was primarily attributable to the January, 1999 acquisition of Hills Stores
Company ("Hills") by Ames Department Stores, Inc. ("Ames"), both of which are footwear department licensors of the Company, which resulted in a $3.6 million non-recurring charge to cost of sales for costs associated with the liquidation of the Company's inventory in the 155 Hills stores prior to 151 of these stores remodeling and reopening as Ames stores, coupled with higher markdowns as a percentage of sales, partially offset by a higher initial markup on merchandise purchases.

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

        During the third quarter of fiscal 1998, the Company recorded litigation settlement charges of $3.4 million ($2.1 million on an after-tax basis), related to the settlement of two patent infringement lawsuits brought against the Company, reflecting costs of the settlement not previously accrued for. For additional information, see Note 10 to the Consolidated Financial Statements.

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

Financial Condition

                    January 29, 2000 versus January 30, 1999

        The increase in accounts receivable at January 29, 2000 from January 30, 1999 was primarily due to an increase in trade receivables due to licensed footwear sales in the latter part of January 2000 being higher than licensed footwear sales in the latter part of January 1999.

        The increase in merchandise inventories at January 29, 2000 from January 30, 1999 was primarily due to the acquisition of the Repp businesses and an increase in forward selling inventory brought in to ensure product flow in the event of a disruption in the vendor supply chain caused by vendor software failures resulting from the so-called "Y2K" problem. The Company has suffered no material disruptions to its product sourcing operations as a result of this software problem through the end of March 2000.

        The increase in net property, plant and equipment at January 29, 2000 from January 30, 1999 was the result of capital additions of $16.9 million, of which $3.0 million were acquired in the Repp acquisition. The remaining fiscal 2000 capital expenditures were primarily for the opening of new stores and the renovation of existing units. The increase was partially offset by the recording of $14.9 million in depreciation expense during fiscal 2000.

        The increase in other assets at January 29, 2000 was primarily due to the recording of goodwill of $6.2 million related to the acquisition of the Repp businesses.

        The increase in current portion of long-term debt at January 29, 2000 versus January 30, 1999 was primarily due to current maturities of portions of the Company's new bank financing arrangements.

        The increase in accounts payable at January 29, 2000 from January 30, 1999 was primarily due to the increase in merchandise inventories. The ratio of accounts payable to merchandise inventory was 40.7% at January 29, 2000, compared to 34.0% at January 30, 1999 primarily due to the acquisition of the Repp businesses, which purchase a large percentage of the division's inventory from domestic sources, which provide greater trade credit than foreign trade sources.

        The increase in accrued expenses at January 29, 2000 from January 30, 1999 was primarily due to additional accruals at January 29, 2000 for general operating expenses.

Liquidity and Capital Resources

        The Company's primary cash needs have historically been for operating expenses, working capital, interest payments, capital expenditures for ongoing operations and acquisitions. In fiscal 2000, the Company's primary source of capital to finance its cash needs was cash provided by operating activities.

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

        As of January 29, 2000, the Company had aggregate borrowings outstanding under the Revolver totaling $66.3 million, consisting of loans and obligations under letters of credit.

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

        Also effective on May 21, 1999, the Investor Group provided $10 million to JBI Apparel, Inc. through the issuance of 13% Senior Subordinated Notes. Detachable warrants were issued in connection with the 13% Senior Subordinated Notes, which enable the holders to purchase 1,200,000 shares of J. Baker, Inc. common stock at $5.00 per share. The amount of the 13% Senior Subordinated Notes at January 29, 2000 has been reduced $2.5 million, which represents the remaining balance of the $3.3 million value assigned to the detachable warrants. The value of the detachable warrants is included in additional paid-in capital in stockholders' equity, and is being amortized using the interest method. The 13% Senior Subordinated Notes mature on December 31, 2001, and the warrants expire on May 21, 2004.

        Net cash provided by operating activities for fiscal 2000 was $32.1 million, as compared to net cash provided by operating activities of $19.3 million in fiscal 1999. The $12.8 million change was primarily due to an increase in accounts payable in fiscal 2000, which was primarily due to, and partially offset by, an increase in merchandise inventories (related to the acquisition of the Repp businesses) and an increase in accrued expenses, versus smaller increases in accounts payable and inventory and a decrease in accrued expenses in fiscal 1999. The higher increases in inventory and accounts payable in fiscal 2000 versus fiscal 1999 were primarily the result of the Repp acquisition. Also, there was an increase in net accounts receivable in fiscal 2000 versus a decrease in net accounts receivable in fiscal 1999, which was primarily due to the receipt of litigation settlement proceeds in fiscal 1999.

        Net cash used in investing activities for fiscal 2000 was $43.4 million, as compared to net cash used in investing activities of $7.8 million in the fiscal 1999. The $35.6 million change was primarily due to the acquisition of Repp assets, fees paid in connection with the Company's new financing arrangements, capital expenditures of $13.9 million in fiscal 2000 as compared to $9.9 in fiscal 1999 and the receipt of $888,000 in escrowed proceeds from the earlier sales of the footwear businesses in fiscal 2000 versus receipt of $2.9 million in escrowed proceeds in fiscal 1999.

        Net cash provided by financing activities for fiscal 2000 was $13.1 million, as compared to net cash used in financing activities of $11.8 million in fiscal 1999. The $24.9 million change was primarily due to the incurrence of new senior subordinated and bank debt for the Repp acquisition.

        Excluding furniture, fixtures, equipment and leasehold improvements acquired with the Repp Ltd. Big & Tall businesses, the Company invested $13.9 million, $9.9 million and $8.8 million in capital expenditures during fiscal 2000, 1999 and 1998, respectively. The Company's capital expenditures generally relate to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

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

        The Company expects to open approximately 25 Casual Male Big & Tall stores, 10 Repp stores, six Work `n Gear stores and 618 JBI Footwear departments and to close approximately five Casual Male Big & Tall stores, two Repp stores, one Work `n Gear store and 146 JBI Footwear departments in fiscal 2001. See "Outlook: Important Factors and Uncertainties--New Stores and Licensed Footwear Locations."

        The Company believes amounts available under its revolving credit facilities, along with other potential sources of funds and cash flows from operations, will be sufficient to meet its operating and capital requirements for the foreseeable future. From time to time, the Company evaluates potential acquisition candidates in pursuit of strategic initiatives and growth goals in its niche markets. Financing of potential acquisitions will be determined based on the financial condition of the Company at the time of such acquisitions, and may include borrowings under current or new commercial credit facilities or the issuance of publicly issued or privately placed debt or equity securities. See "Outlook: Important Factors and Uncertainties--Leverage."

Certain Factors That May Affect Future Results

        For a discussion of certain factors and uncertainties that may affect future results see "Outlook: Important Factors and Uncertainties" on pages 11 and 12 of this Annual Report on Form 10-K.

Item 7(a).  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         J. BAKER, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

Consolidated Financial Statements:                                                    PAGE

        Independent Auditors' Report                                                    24

        Consolidated balance sheets as of January 29, 2000 and January 30, 1999         25

        Consolidated  statements  of earnings  for the years  ended  January 29,        26
2000, January 30, 1999 and January 31, 1998

        Consolidated statements of stockholders' equity for the years ended             27
January 29, 2000, January 30, 1999 and January 31, 1998

        Consolidated  statements  of cash flows for the years ended  January 29,        28
2000, January 30, 1999 and January 31, 1998

        Notes to consolidated financial statements                                      29


All schedules have been omitted as they are inapplicable or not required, or the information has been included in the consolidated financial statements or in the notes thereto.

                          Independent Auditors' Report

The Board of Directors and Stockholders
J. Baker, Inc.:


We have audited the accompanying consolidated balance sheets of J. Baker, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Baker, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and their results of operations and cash flows for each of the years in the three-year period ended January 29, 2000, in conformity with generally accepted accounting principles.

                                                                        KPMG LLP

Boston, Massachusetts
March 15, 2000

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                   As of January 29, 2000 and January 30, 1999


       Assets                                                                                            2000             1999
       ------                                                                                            ----             ----

Current assets:
   Cash and cash equivalents                                                                    $   5,486,290    $   3,679,115
   Accounts receivable:
       Trade, net                                                                                  11,544,036        9,979,178
       Other                                                                                        3,870,115        2,768,651
                                                                                                -------------    -------------
                                                                                                   15,414,151       12,747,829

   Merchandise inventories                                                                        206,790,453      164,057,913
   Prepaid expenses                                                                                 4,730,806        3,595,858
   Deferred income taxes, net                                                                       2,924,000        4,535,000
                                                                                                -------------    -------------
           Total current assets                                                                   235,345,700      188,615,715
                                                                                                -------------    -------------

Property, plant and equipment, at cost:

   Land and buildings                                                                              19,726,648       19,726,648
   Furniture, fixtures and equipment                                                               83,098,450       76,008,130
   Leasehold improvements                                                                          32,806,415       26,869,958
                                                                                                -------------    -------------
                                                                                                  135,631,513      122,604,736
   Less accumulated depreciation and amortization                                                  65,098,471       54,109,006
                                                                                                -------------    -------------
           Net property, plant and equipment                                                       70,533,042       68,495,730
                                                                                                -------------    -------------

Deferred income taxes, net                                                                         53,423,000       55,404,641
Other assets, at cost, less accumulated amortization                                               17,325,421       11,518,573
                                                                                                -------------    -------------
                                                                                                $ 376,627,163    $ 324,034,659
                                                                                                =============    =============
       Liabilities and Stockholders' Equity
Current liabilities:

   Current portion of long-term debt                                                            $  13,867,302    $   2,112,955
   Accounts payable                                                                                84,089,991       55,830,124
   Accrued expenses                                                                                12,052,606        8,772,148
   Income taxes payable                                                                               352,302        1,811,701
                                                                                                -------------    -------------
           Total current liabilities                                                              110,362,201       68,526,928
                                                                                                -------------    -------------

Other liabilities                                                                                   2,474,540        2,741,591
Long-term debt, net of current portion                                                             96,211,132      104,229,825
Senior subordinated debt                                                                            7,500,000             --
Convertible subordinated debt                                                                      70,353,000       70,353,000

Stockholders' equity:
   Common stock, par value $.50 per share, authorized 40,000,000 shares,
     14,067,526 shares issued and outstanding in 2000 (14,064,526 in 1999)                          7,033,763        7,032,263
   Preferred stock, par value $1.00 per share, authorized 2,000,000 shares
     (none issued and outstanding)                                                                         --               --
   Series A junior participating cumulative preferred stock, par value $1.00
     per share, authorized 100,000 shares (none issued and outstanding)                                    --               --
     Additional paid-in capital                                                                   120,866,660      117,353,846
   Accumulated deficit                                                                            (38,174,133)     (46,202,794)
                                                                                                -------------    -------------
           Total stockholders' equity                                                              89,726,290       78,183,315
                                                                                                -------------    -------------
                                                                                                $ 376,627,163    $ 324,034,659
                                                                                                =============    =============

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Consolidated Statements of Earnings
  For the years ended January 29, 2000, January 30, 1999 and January 31, 1998

                                                     2000              1999               1998
                                                     ----              ----               ----

Net sales                                         $665,456,337      $584,276,206      $592,151,411

Cost of sales                                      359,983,047       324,359,899       327,826,816
                                                  ------------       -----------       -----------

     Gross profit                                  305,473,290       259,916,307       264,324,595

Selling, administrative and general expenses       257,717,486       226,439,442       226,151,041

Depreciation and amortization                       17,636,726        15,767,752        15,102,619

Litigation settlement charges                                -                 -         3,432,000
                                                   -----------       -----------       -----------

     Operating income                               30,119,078        17,709,113        19,638,935

Interest income                                       (180,915)          (192,112)        (108,750)

Interest expense                                    17,058,383        14,723,707        13,496,578
                                                    ----------        ----------        ----------

     Earnings before income taxes                   13,241,610         3,177,518         6,251,107

Income tax expense                                   4,369,000         1,144,000         2,438,000
                                                   -----------       -----------       -----------

     Net earnings                                 $  8,872,610      $  2,033,518      $  3,813,107
                                                   ===========       ===========       ===========

Earnings per common share:
     Basic                                        $       0.63      $       0.15      $       0.27
                                                   ===========       ===========       ===========

     Diluted                                      $       0.62      $       0.14      $       0.27
                                                   ===========       ===========       ===========

Number of shares used to compute
     earnings per common share:

     Basic                                          14,065,734        14,006,478        13,911,080
                                                    ==========       ===========        ==========

     Diluted                                        14,373,272        14,139,735        13,970,299
                                                    ==========        ==========       ===========











See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity
   For the years ended January 29, 2000, January 30, 1999 and January 31,1998

                                                                        Additional                              Total
                                                   Common Stock          Paid-in               Accumulated    Stockholders'
                                               Shares         Amount     Capital                 Deficit        Equity
                                               ------         ------     -------                 -------        ------
Balance, February 1, 1997                    13,892,397   $ 6,946,199  $115,416,223            $(50,373,162)  $71,989,260

Net earnings for the year ended
   January 31, 1998                                  --            --            --               3,813,107     3,813,107
Exercise of stock options                         8,500         4,250        43,550                      --        47,800
Shares issued to certain employees               18,680         9,340       237,694                      --       247,034
Dividends paid ($.06 per share)                      --            --            --                (834,687)     (834,687)
                                             ----------     ---------    ----------              ----------    ----------

Balance, January 31, 1998                    13,919,577     6,959,789   115,697,467             (47,394,742)   75,262,514


Net earnings for the year ended
   January 30, 1999                                  --            --            --               2,033,518     2,033,518
Exercise of stock options                        23,199        11,599       442,941                      --       454,540
Shares issued to certain employees              121,750        60,875     1,213,438                      --     1,274,313
Dividends paid ($.06 per share)                      --            --            --                (841,570)     (841,570)
                                             ----------     ---------    ----------              ----------    ----------

Balance, January 30, 1999                    14,064,526     7,032,263   117,353,846             (46,202,794)   78,183,315


Net earnings for the year ended
   January 29, 2000                                  --            --            --               8,872,610     8,872,610
Warrants issued on subordinated debt                                      3,300,000                             3,300,000
Exercise of stock options                         3,000         1,500       212,814                      --       214,314
Dividends paid ($.06 per share)                      --            --            --                (843,949)     (843,949)
                                             ----------     ---------    ----------              ----------     ---------

Balance, January 29, 2000                    14,067,526   $ 7,033,763  $120,866,660            $(38,174,133)  $89,726,290
                                             ==========    ==========   ===========             ===========    ==========





See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows For the
             years ended January 29, 2000, January 30, 1999 and January 31, 1998

                                                        2000               1999            1998
                                                        ----               ----            ----
Cash flows from operating activities:

     Net earnings                                    $  8,872,610       $ 2,033,518      $ 3,813,107
     Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
        Depreciation and amortization:
           Fixed assets                                14,857,166        13,575,597       13,334,762
           Deferred charges, intangible assets and
              deferred financing costs                  3,581,538         2,200,066        1,806,557
        Deferred income taxes, net                      3,592,641         1,240,359        2,567,000
        Change in:
           Accounts receivable                         (2,666,322)        6,332,655          568,003
           Merchandise inventories                    (25,831,170)       (4,650,911)     (15,442,592)
           Prepaid expenses                              (242,173)          822,313        1,612,862
           Accounts payable                            28,259,867         3,721,772       (4,897,733)
           Accrued expenses                             3,280,458        (5,401,922)     (18,514,062)
           Income taxes payable/receivable             (1,459,399)          832,141         (401,104)
           Other liabilities                             (149,365)       (1,368,545)      (7,873,826)
                                                     ------------       -----------      -----------
              Net cash provided by (used in)
               operating activities                    32,095,851        19,337,043      (23,427,026)
                                                     ------------       -----------      -----------

Cash flows from investing activities:
        Capital expenditures for:
        Property, plant and equipment                 (13,894,478)       (9,942,251)      (8,810,193)
        Other assets                                   (3,337,174)         (795,360)      (2,304,132)
        Payments received on note receivable                   -                  -        2,900,000
     Net cash paid in acquisition of Repp Ltd. Big &
        Tall businesses                               (27,021,980)                -                -
     Net proceeds from sales of footwear businesses       887,903         2,902,335       60,134,835
                                                     ------------       -----------       ----------
             Net cash provided by (used in)
               investing activities                   (43,365,729)       (7,835,276)      51,920,510
                                                     ------------       -----------       ----------

Cash flows from financing activities:

     Repayment of senior debt                          (1,500,000)       (1,500,000)      (1,500,000)
     Proceeds from revolving credit facilities         94,957,430                 -       99,980,354
     Proceeds from senior subordinated debt            10,000,000                 -                -
     Repayment of revolving credit facilities        (123,108,822)       (9,564,859)    (125,800,000)
99,980,354

     Proceeds from term and chattel loans              34,000,000                 -                -
     Repayment of mortgage payable                       (612,954)         (560,388)        (512,327)
     Payment of mortgage escrow, net                      (28,966)          (61,933)         (94,779)
     Proceeds from issuance of common stock               214,314           710,103          294,834
     Payment of dividends                                (843,949)         (841,570)        (834,687)
                                                         --------        ----------       ----------
              Net cash provided by (used in)
                financing activities                   13,077,053       (11,818,647)     (28,466,605)
                                                       ----------       -----------      -----------

Net increase (decrease) in cash and cash equivalents    1,807,175          (316,880)          26,879

Cash and cash equivalents at beginning of year          3,679,115         3,995,995        3,969,116
                                                      -----------       -----------      -----------

Cash and cash equivalents at end of year             $  5,486,290      $  3,679,115     $  3,995,995
                                                      ===========       ===========      ===========

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             January 29, 2000, January 30, 1999 and January 31, 1998

(1)     Summary of Significant Accounting Policies

        Nature of Operations

          J. Baker, Inc. and subsidiaries (the "Company") is engaged in the retail sale of apparel and footwear. As of January 29, 2000, the Company's Casual Male Big & Tall, Repp Big & Tall, Work 'n Gear and JBI Footwear businesses operated a total of 1,503 locations in 47 states and the District of Columbia. The Company operates the 445 store chain of Casual Male Big & Tall stores and the 135 store chain of Repp Big & Tall stores, both of which sell fashion, casual and dress clothing and footwear to the big and tall man; the Work 'n Gear chain, comprised of 65 utility workwear, healthcare apparel and custom uniforms for industry and service businesses, and 858 self-service licensed footwear departments in discount department stores. The Company also operates catalog, e-commerce and other direct selling and marketing businesses.

        Basis of Presentation and Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Fiscal Year

          The Company's fiscal year ends the Saturday closest to January 31. Fiscal years 2000, 1999 and 1998 ended on January 29, 2000, January 30, 1999 and January 31, 1998, respectively. Each of these fiscal years included 52 weeks. References to years in these financial statements and notes relate to fiscal years rather than calendar years.

        Fair Value of Financial Instruments

          The carrying amount of cash, cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments. Fair value of the Company's long-term instruments is estimated based on market values for similar instruments. At January 29, 2000, the difference between the carrying value of long-term instruments and their estimated fair value is not material.

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

                      Furniture and fixtures                      7 years
                      Machinery and equipment                     7 years
                      Leasehold improvements                     10 years
                      Building, building improvements and
                         land improvements                       40 years
                      Systems development costs, goodwill
                         and other intangible assets             3 to 15 years

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

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

          Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Goodwill

          Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over a period of 15 years. The Company evaluates goodwill for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the goodwill exceeds the expected undiscounted future cash flows, the Company would record an impairment loss.

        Earnings Per Common Share

          Basic Earnings Per Share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares, after giving effect to all potentially dilutive common shares outstanding during the period. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for fiscal 2000, fiscal 1999 and fiscal 1998 because its effect would be antidilutive.

          Net earnings and shares used to compute net earnings per share, basic and diluted, are reconciled below:

                                                        2000                1999            1998
                                                        ----                ----            ----
          Net earnings, basic and diluted            $ 8,872,610        $ 2,033,518     $ 3,813,107
                                                      ==========         ==========      ==========
               Weighted average common shares:
                  Basic                               14,065,734         14,006,478      13,911,080
                      Effect of dilutive securities:
                        Stock options, warrants and
                            performance share awards     307,538            133,257          59,219
                                                      ----------         ----------      ----------
                  Diluted                             14,373,272         14,139,735      13,970,299
                                                      ==========         ==========      ==========

        Revenue Recognition

          The Company recognizes revenue in its retail stores and licensed footwear departments at the time of sale and in its catalog and e-commerce business at the time orders are shipped.

        Store Opening and Closing Costs

          Store opening costs are expensed as incurred. All costs related to store closings are expensed at the time the decision is reached to close the store.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

        Stock Options

          SFAS No. 123, "Accounting for Stock-Based Compensation" permits entities to recognize as expense over the vesting period the fair value on the date of grant of all stock-based awards. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

        Income Taxes

          Deferred taxes are provided for using the asset and liability method for temporary differences between financial and tax reporting.

        Reclassifications

          Certain reclassifications have been made to the consolidated financial statements of prior years to conform to the fiscal 2000 presentation.

(2)     Acquisition of Repp Ltd. And Repp Ltd. By Mail

        On May 23, 1999, the Company acquired substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions of Edison Brothers. Edison Brothers is operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, as amended. The Company paid cash, as described below, for the acquisition of 175 United States and Canadian Repp Ltd. Big & Tall retail locations and the Repp Ltd. By Mail catalog business. The Company immediately sold Repp's Canadian operation, 16 stores, to Grafton-Fraser, Inc., a Canadian men's retailer, and commenced the closing of 31 stores in the United States. The Company operates the remaining retail stores in the United States and the Repp Ltd. By Mail catalogs through a new subsidiary, JBI Apparel, Inc. The transaction was financed primarily through (a) a new $20 million credit facility and a $5 million term loan provided to JBI Apparel, Inc. by BankBoston Retail Finance Inc. and Back Bay Capital Funding LLC, respectively, (both of which were amended on August 30, 1999 through a refinancing - see Note 4 to the Consolidated Financial Statements), (b) the issuance by JBI Apparel, Inc. of $10 million of senior subordinated notes to a group of investors, which included investment funds affiliated with Donaldson, Lufkin & Jenrette, Inc. (the "Investor Group") (see Note 4), and (c) the sale of the Canadian operations and the liquidation of the inventories in the 31 closing stores. The net purchase price for the acquired assets, which primarily consisted of inventory and fixed assets for the 128 retail stores in the United States and the Repp Ltd. By Mail catalogs, was $27.0 million. In connection with the $10 million financing provided by the Investor Group, J. Baker issued 5-year warrants enabling holders to purchase 1,200,000 shares of the Company's common stock at $5.00 per share.

        The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Repp Big & Tall are included in the consolidated statements of earnings since the date of acquisition.

        The net purchase price of $27.0 million was allocated as follows:

          Property, plant and equipment                             $  3,000,000
          Prepaid expenses                                               892,775
          Merchandise inventories                                     16,901,370
          Goodwill                                                     6,227,835
                                                                     -----------
                                                                    $ 27,021,980
                                                                     ===========

        Goodwill of $6.2 million is included in other assets and is being amortized on a straight line basis over fifteen years. Accumulated amortization was $277,000 as of January 29, 2000.

        For the period from May 24, 1999 through January 29, 2000, Repp Ltd. and Repp Ltd. By Mail generated sales of $72.6 million. At January 29, 2000, Repp Ltd. operated 135 Repp Ltd. Big & Tall retail locations.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

3)      Accounts Receivable

          Trade accounts receivable are comprised principally of amounts due from licensors of the Company's JBI Footwear division. The Company performs regular credit evaluations of its licensors and generally does not require collateral from its licensors.

          The following is a summary of the activity affecting the allowance for doubtful accounts receivable for the years ended January 29, 2000, January 30, 1999 and January 31, 1998.

                                                           2000           1999          1998
                                                           ----           ----          ----

               Balance, beginning of year              $  185,000    $   577,458     $ 5,286,617

               Additions charged to expense               107,000         10,000          15,000

               Write-offs, net of recoveries              (92,000)      (402,458)     (4,724,159)
                                                        ---------     ----------      ----------

               Balance, end of year                    $  200,000    $   185,000     $   577,458
                                                       ==========     ==========      ==========

(4)     Debt

        Long-Term Debt
          Long-term  debt at January 29, 2000 and January 30, 1999 was comprised of:

                                                                        2000                1999
                                                                        ----                ----

        $150 million revolving line of credit
          (weighted average interest rate 7.9%)                     $ 63,258,573        $          -

        Term loan, net of current portion
          (interest rate of 16.0%)                                    15,000,000                   -

        Chattel Loan, net of current portion
          (interest rate of 10.35%)                                    4,808,683                   -

        Mortgage note, net of current portion
        (interest rate of 9.0%)                                       13,143,876          13,814,330

        Apparel credit facility (weighted average interest rate
          of 7.8%)                                                             -          59,500,000

        Footwear credit facility (weighted average interest rate
          of 8.3%)                                                             -          30,915,495
                                                                     -----------         -----------

                                                                    $ 96,211,132        $104,229,825
                                                                     ===========         ===========

          On August 30, 1999, the Company established a total of $184 million in bank financing arrangements, comprised of a $150 million revolving credit facility, a $25 million term loan and a $9 million chattel loan. These three facilities, all of which mature in May 2002, amended and replaced $160 million in previously existing bank credit facilities which would have otherwise expired in May 2000 and May 2001.

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

                         J. BAKER, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          The Company's revolving credit facility contains various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends, the maintenance of specified financial ratios and other financial criteria. As of January 29, 2000, the Company was in compliance with all such covenants.

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

          Each of the Revolver, the Term Loan and the Chattel Loan is secured by substantially all of the assets of the Company, and amended or replaced the following previously existing credit facilities:

          o An $85 million revolving credit facility which was used to finance the Company's Casual Male Big & Tall and Work `n Gear apparel businesses (the "Apparel Credit Facility");

          o A $50 million revolving credit facility which was used to finance the Company's footwear business (the "Footwear Credit Facility");

          o A $20 million revolving line of credit and $5 million term loan facility which was used to finance the JBI Apparel Inc.'s purchase of the Repp Ltd. Big & Tall businesses (the "JBI Apparel Credit Facility").

          The Apparel Credit Facility was a $100 million revolving credit facility secured by all the capital stock of The Casual Male, Inc. and four other subsidiaries of the Company. The aggregate commitment under the Apparel Credit Facility was reduced from $100 million to $90 million on December 31, 1997, by amendment was increased to $95 million on April 3, 1998, and was reduced by $10 million on December 31, 1998. Borrowings under the Apparel Credit Facility bore interest at variable rates and could be in the form of loans, bankers' acceptances and letters of credit.

          The Footwear Credit Facility was a $50 million revolving credit facility, secured by substantially all the assets of JBI, Inc. and Morse Shoe, Inc. Aggregate borrowings under the Footwear Credit Facility were limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Footwear Credit Facility bore interest at variable rates and could be in the form of loans or letters of credit.

          The JBI Apparel Credit Facility was a combination $20 million revolving line of credit and $5 million term loan facility secured by substantially all of the assets of JBI Apparel, Inc. Aggregate borrowings were limited to an amount determined by a formula based on various percentage of eligible inventory and accounts receivable. Borrowings under the $20 million revolving line of credit bore interest at variable rates and could be in the form of loans or letters of credit. Borrowings under the term loan bore interest at 19% per year.

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

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          available to pay creditors of JBAK Holding or of JBAK Realty. Proceeds of the Mortgage Loan were used to pay down loans under the Company's revolving credit facility. This loan is being repaid in equal monthly payments of principal and interest over 15 years.

        Senior Subordinated Debt

          In May 1999, to facilitate the purchase of the Repp Ltd. and Repp Ltd. By Mail businesses (See Note 2), a group of investors, which included investment funds affiliated with Donaldson, Lufkin and Jenrette, Inc. provided $10 million to the Company through the issuance of 13% Senior Subordinated Notes. Detachable warrants were issued in connection with the 13% Senior Subordinated Notes, which enable the holders to purchase 1,200,000 shares of J. Baker, Inc. common stock at $5.00 per share. The amount of the 13% Senior Subordinated Notes at January 29, 2000 has been reduced by $2.5 million, the unamortized balance of the $3.3 million value assigned to the detachable warrants. The value of the detachable warrants was recorded as additional paid-in capital in stockholders' equity, and is being amortized using the effective interest method. The 13% Senior Subordinated Notes mature on December 31, 2001, and the warrants expire on May 21, 2004.

          In June 1989, the Company issued $35 million of senior subordinated notes with detachable warrants, which enabled the holders to purchase 600,000 shares of the Company's common stock at a price of $20 per share, subject to adjustments, and which expired in May, 1999. Subordinated notes of $1,498,023 at January 30, 1999 are presented net of $1,977, which reflects the unaccreted portion of the $1,710,000 value originally assigned to the detachable warrants. The value of the warrants was recorded as additional paid-in capital and was accreted using the effective-interest method. The senior subordinated debt was reduced by $27.5 million in June, 1992 with proceeds from the $70 million 7% convertible subordinated notes referred to below. The senior subordinated notes were due in installments of $1.5 million per year beginning in May, 1995 with a final payment made in May, 1999.

        Convertible Subordinated Debt

          Convertible subordinated debt at January 29, 2000 and January 30, 1999 was comprised of:

                                                                   2000              1999
                                                                   ----              ----
               7% convertible subordinated notes                 $70,000,000       $70,000,000
               Convertible debentures                                353,000           353,000
                                                                 -----------        ----------
                                                                 $70,353,000       $70,353,000
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

          Scheduled   principal   repayments  of  long-term   debt,  13%  Senior
          Subordinated Notes and convertible subordinated debt for the next five fiscal years and thereafter are as follows:

                        Fiscal year
                      ending January
                      --------------

                           2001                                 $ 13,867,302
                           2002                                   14,630,224
                           2003                                  150,325,521
                           2004                                      877,387
                           2005                                      959,693
                           Thereafter                              9,771,307


                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(5)     Taxes on Earnings

          Income tax expense (benefit) attributable to income (loss) from operations consists of:

                                                       Current         Deferred           Total
                                                       -------         --------           -----
              Year ended January 29, 2000:
                Federal                             $   151,000       $ 3,773,000       $ 3,924,000
                State and city                          625,000          (180,000)          445,000
                                                     ----------        ----------       -----------
                                                    $   776,000       $ 3,593,000       $ 4,369,000
                                                     ==========        ==========        ==========
              Year ended January 30,1999:
                Federal                             $         -       $   631,000       $   631,000
                State and city                          450,000            63,000           513,000
                                                     ----------        ----------        ----------
                                                    $   450,000       $   694,000       $ 1,144,000
                                                     ==========        ==========        ==========
              Year ended January 31, 1998:
                Federal                             $  (604,000)      $ 2,131,000       $ 1,527,000
                State and city                          475,000           436,000           911,000
                                                     ----------        ----------        ----------
                                                    $  (129,000)      $ 2,567,000       $ 2,438,000
                                                     ==========        ==========        ==========


           The following is a reconciliation between the statutory federal income tax rate and the Company's effective rate for the years ended January 29, 2000, January 30, 1999 and January 31, 1998:

                                                           2000             1999              1998
                                                           ----             ----              ----
             Statutory federal income tax rate            35.0%             35.0%             35.0%
             State income taxes, net of federal
               income tax benefit                          2.2%             10.5%              9.5%
             Change in beginning of year balance of
               the valuation allowance for deferred
               tax assets                                 (4.2%)            (9.5%)               -
             Other                                            -                -              (5.5%)
                                                        -------           ------           -------
                                                          33.0%             36.0%             39.0%
                                                        =======           ======           =======

           The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at January 29, 2000 and January 30, 1999 are presented below:

                                                                  2000                1999
                                                                  ----                ----
            Deferred tax assets:
              Accounts receivable                           $     88,000          $     81,000
              Inventory                                        1,991,000             2,210,000

              Intangible assets                                4,057,000             3,481,000
              Operating loss and credit carryforwards         86,787,000            89,676,000
                                                             -----------           -----------
                  Total gross deferred tax assets             92,923,000            95,448,000
                  Less valuation allowance                   (27,671,000)          (25,669,000)
                                                             -----------           -----------
                  Net deferred tax assets                     65,252,000            69,779,000

            Deferred tax liabilities:
              Property, plant and equipment                  (4,425,000)            (6,509,000)
              Intangible assets                                (345,000)            (1,669,000)
              Nondeductible accruals and reserves            (4,135,000)            (1,661,000)
                                                             ----------            -----------
                  Total gross deferred tax liabilities       (8,905,000)            (9,839,000)
                                                             -----------           -----------
                  Net deferred tax asset                    $ 56,347,000          $ 59,940,000
                                                             ===========           ===========

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          At January 29, 2000 and January 30, 1999, net deferred tax asset consisted of the following:

                                                                  2000                  1999
                                                                  ----                  ----
               Deferred tax asset, net - current              $  2,924,000        $   4,535,000
               Deferred tax asset, net - non-current            53,423,000           55,405,000
                                                                ----------           ----------
                                                              $ 56,347,000        $  59,940,000
                                                               ===========          ===========

           At January 29, 2000, the Company has net operating loss carryforwards ("NOLS") and general business credit carryforwards for federal income tax purposes of approximately $187 million and $1.3 million, respectively, which expire in years ended January, 2002 through January, 2019. SFAS No. 109, "Accounting for Income Taxes", requires the tax benefit of such NOLS be recorded as an asset to the extent the Company assesses the utilization of such NOLS to be "more likely than not". The NOLS available for future utilization were generated principally by restructuring and other non-recurring charges, which are not expected to continue. The Company has determined, based upon the history of prior operating earnings in its ongoing businesses and its expectations for the future, that its operating income will more likely than not be sufficient to fully utilize the $187.0 million of NOLS prior to their expiration in the year 2019.

           The valuation allowance for deferred tax assets as of January 30, 1999 was $25,669,000. The valuation allowance increased by $2,002,000 to $27,671,000 at January 29, 2000, as a result of an increase of temporary differences for certain carry forward items.

           The   Company   also  has  minimum   tax  credit   carryforwards   of
           approximately $4.0 million available to reduce future regular federal income taxes, if any, over an indefinite period.

 (6)    Pension and Profit Sharing Plans

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

          The following table sets forth the Pension Plan's funded status at January 29, 2000 and January 30, 1999:

                                                                  2000               1999
                                                                  ----               ----
               Change in benefit obligation:
                   Balance at beginning of year               $ 14,858,000         $15,368,000
                   Benefits and expenses paid                     (776,000)         (1,248,000)
                   Service and interest costs                    1,124,000           1,236,000
                   Actuarial gains                                (577,000)           (498,000)
                                                               -----------          ----------
                      Balance at end of year                    14,629,000          14,858,000

               Change in fair value of plan assets:

                   Balance at beginning of year                 23,297,000          19,146,000
                   Actual return on plan assets                    529,000           5,399,000
                   Employer contributions                                -                   -
                   Benefits and expenses paid                     (776,000)         (1,248,000)
                                                               -----------          ----------
                      Balance at end of year                    23,050,000          23,297,000

               Plan assets greater than benefit obligation       8,421,000           8,439,000
               Unrecognized net gain                            (4,887,000)         (5,379,000)
                                                               ------------         ----------
               Prepaid pension cost                           $  3,534,000         $ 3,060,000
                                                               ===========          ==========

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          In December 1993, the Board of Directors of the Company established a Supplemental Retirement plan (the "Supplemental Plan") to provide benefits attributable to compensation in excess of $160,000 but less than $267,326. In December, 1998, the Board of Directors of the Company approved an amendment to the Supplemental Plan, which resulted in the freezing of all future benefits under the Plan as of December 31, 1998. As a result, the Company recognized a curtailment gain of $250,000 which is included in selling, administrative and general expenses for the fiscal year ended January 30, 1999. The following table sets forth the Supplemental Plan's funded status at January 29, 2000 and January 30, 1999:

                                                                   2000               1999
                                                                   ----               ----
               Change in benefit obligation:
                   Balance at beginning of year                 $  333,000          $  691,000
                   Benefits and expenses paid                       (2,000)             (2,000)
                   Service and interest costs                       23,000             119,000
                   Actuarial gains                                 (68,000)                  -
                   Effect of curtailment                                 -            (475,000)
                                                                 ---------            --------
                      Balance at end of year                       286,000             333,000

               Change in fair value of plan assets:
                   Balance at beginning of year                          -                   -
                   Employer contributions                            2,000               2,000
                   Benefits and expenses paid                       (2,000)             (2,000)
                                                                 ---------            --------
                      Balance at end of year                             -                   -

               Plan assets less than benefit obligation           (286,000)           (333,000)
               Unrecognized net gain                              (188,000)           (126,000)
                                                                 ---------           ---------
               Accrued pension cost                             $ (474,000)         $ (459,000)
                                                                 =========           =========

          Assumptions used to develop the Plans' funded status were a discount rate of 7% and an increase in compensation level of 4.5%.

          Plan assets of the Pension Plan consist primarily of common stock, U.S. government obligations, mutual funds and insurance contracts.

          Net pension benefit for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 includes the following components:

                                                             2000            1999         1998
                                                             ----            ----         ----
          Service cost earned during the year             $   27,000     $   296,000   $   315,000
          Interest cost on projected benefit obligation    1,121,000       1,059,000     1,180,000
          Expected return on plan assets                  (1,606,000)     (1,423,000)   (1,286,000)
          Effect of curtailment                                    -        (250,000)   (3,669,000)
                                                           ---------       ---------    ----------
              Net pension benefit                         $ (458,000)    $  (318,000)  $(3,460,000)
                                                           =========       =========    ==========

          Assumptions used to develop the net periodic pension cost were a discount rate of 7%, expected long-term return on assets of 9% and an increase in compensation levels of 4.5%.

          In January, 1992, the Company implemented a qualified 401(k) profit sharing plan available to eligible full-time employees. Under the 401(k) plan, the Company matches 50% of the qualified employee's contribution up to 6% of the employee's salary. The total cost of the matching contribution was $989,000, $867,000 and $897,000 for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

          The Company has established incentive bonus plans for certain executives and employees. The bonus calculations are generally based on achievement of certain profit levels, as defined in the plans. For the years ended January 29, 2000, January 30, 1999 and January 31, 1998, $1.1 million, $180,000 and $70,000, respectively, was provided under the bonus plans.

          The Company does not provide post-retirement benefits, other than pensions as defined under SFAS No. 106.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7)     Stock Options, Performance Share Awards and Restricted Stock Awards

          The Company has options outstanding under the Amended and Restated 1985 Stock Option Plan, the 1992 Directors' Stock Option Plan and the 1994 Equity Incentive Plan (the "Stock Option Plans"). In addition, the Company has granted options which are not part of any Stock Option Plan.

          The Amended and Restated 1985 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to officers and employees at an option price of not less than 100% of the fair market value of a share on the date of grant. Under this plan, no shares of common stock are available for grant at January 29, 2000, as no options could be granted thereunder after June, 1995.

          In fiscal 1995, the Company established the 1994 Equity Incentive Plan, which provides for the issuance of one million shares of common stock to officers and employees in the form of stock options (both incentive options and non-qualified options), grants of restricted stock, grants of performance shares and unrestricted grants of stock. Under this plan, at January 29, 2000, there are 390,612 shares of common stock available for all types of grants.

          Options granted under the Amended and Restated 1985 Stock Option Plan and the 1994 Equity Incentive Plan become exercisable either ratably over four or more years or upon grant, at the discretion of the Board of Directors, and expire ten years from date of grant.

          The 1992 Directors' Stock Option Plan provides for the automatic grant of 2,500 shares of the Company's common stock upon a director's initial election to the Board of Directors and at the close of business on the fifth business day following the Company's annual meeting of stockholders. Options under the Directors' Plan are granted at a price equal to the closing price of the Company's common stock on the date of grant. Options granted under the 1992 Directors' Plan are exercisable in full upon grant and expire ten years from date of grant. Under this plan, at January 29, 2000, there are 60,000 shares of common stock available for grants.

          The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, $199,219 of compensation cost has been recognized for stock options in the Company's results of operations in fiscal 2000. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, net earnings and net earnings per common share would have decreased by $1,827,250 and $0.13 in fiscal 2000 and $1,786,500 and $0.13 in fiscal 1999 and $1,458,000 and $.10 in fiscal
          1998, respectively.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions used for grants in fiscal 2000, 1999, and 1998:

                                               2000          1999         1998
                                               ----          ----         ----
               Risk-free interest rate          6.9%          5.2%         5.8%
               Expected option lives         7.7 years     7.7 years   6.8 years
               Expected volatility             70.0%         56.8%        51.5%
               Expected dividend yield          1.0%          1.4%         0.8%

          The effect of applying SFAS No. 123 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          Data with respect to stock options for fiscal 2000, 1999 and 1998 is as follows:

                                                         2000                1999                   1998
                                                --------------------  -------------------    -------------------
                                                            Weighted             Weighted               Weighted
                                                             Average              Average                Average
                                                            Exercise             Exercise               Exercise
                                                    Shares     Price     Shares     Price      Shares      Price
                                                    ------     -----     ------     -----      ------      -----

             Outstanding at beginning of year    1,249,840   $  8.23  1,184,923    $ 8.37   1,072,430    $  9.58
             Granted                               381,456      5.33    264,686      7.61     637,500       7.16
             Exercised                              (3,000)     5.03    (23,199)     7.86      (8,500)      5.62
             Canceled                              (62,799)    10.29   (176,570)     6.92    (516,507)     11.13
                                                 ---------            ---------             ---------
             Options outstanding at end of year  1,565,497   $  7.58  1,249,840    $ 8.23   1,184,923    $  8.37
                                                 =========            =========             =========

             Options exercisable at end of year    769,472              585,751               439,801

             Weighted average fair-value of
               options granted during the year       $5.33                $5.06                 $3.78


          The following table sets forth a summary of the stock options outstanding at January 29, 2000:

                                    Options Outstanding                         Options Exercisable
             --------------------------------------------------------      -----------------------------
                                         Weighted Average
                                            Remaining
                Range of      Number        Years of      Weighted Average    Number    Weighted Average
             Exercise price Outstanding Contractual Life   Exercise Price   Exercisable  Exercise Price
             -------------- ----------- ----------------  ----------------  ----------- ----------------
             $ 1.00-$ 8.63     911,895        7.8             $ 5.57         320,076        $ 6.08
             $ 8.88-$ 9.88     513,102        6.3             $ 9.14         343,021        $ 9.12
             $10.31-$17.00     105,500        6.4             $12.84          71,375        $13.28
             $19.25-$22.38      35,000        4.0             $20.95          35,000        $20.95
                               -------                                       -------

             $1.00- $22.38   1,565,497        7.1             $ 7.58         769,472        $ 8.78
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

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(8)     Commitments and Contingent Liabilities

        Leases

          The Company leases its retail stores, computers, vehicles and certain of its offices and warehouse facilities. The Company also operates from leased premises under license agreements generally requiring payment of annual rentals contingent upon sales.

          The Company remains liable under certain leases and lease guaranties for premises previously leased by the Company for the operation of Parade of Shoes and Fayva footwear stores (the "Excess Property Leases"). The total liability under the Excess Property Leases is approximately $23.2 million as of January 29, 2000. The Company has reduced its actual liability by assigning or subleasing substantially all of the Excess Property Leases to unaffiliated third parties.

          At January 29, 2000, minimum rental commitments under operating leases are as follows:

                 Fiscal Year
               ending January             Net minimum rentals          Minimum sub-rentals
               --------------             -------------------          -------------------
                                                             (in thousands)
                   2001                     $   44,340                    $     893
                   2002                         37,973                          750
                   2003                         31,235                          251
                   2004                         23,072                           22
                   2005                         15,335                            -
                   Thereafter                   20,503                            -
                                               -------                     --------
                                            $  172,458                    $   1,916
                                             =========                     ========

          Rent expense for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 was as follows:

                                                       2000               1999             1998
                                                       ----               ----             ----
                                                                  (in thousands)

                   Minimum rentals                    $ 39,068          $ 32,989          $ 32,882
                   Contingent rentals                   49,416            49,821            51,611
                                                       -------           -------           -------
                                                        88,484            82,810            84,493
                   Less sublease rentals                   921               821               556
                                                      --------           -------           -------
                      Net rentals                     $ 87,563          $ 81,989          $ 83,937
                                                       =======           =======           =======

        Other Commitments and Contingencies

          The Company has employment agreements with certain of its officers under which it is committed to pay an aggregate of approximately $2.9 million through May, 2001.

          During fiscal 2000, the Company's Board of Directors adopted executive severance agreements, which create certain liabilities in the event of termination of the covered executives within three years following either a change of control of the Company or termination of certain key executives of the Company. The aggregate commitment amount under these executive severance agreements, should all six covered employees be terminated, is approximately $1.9 million.

          At January 29, 2000 and January 30, 1999, the Company was contingently liable under letters of credit totaling $3.0 million and $4.4 million, respectively. These letters of credit, which have terms ranging from one month to one year, are used primarily to collateralize obligations to third parties for the purchase of the Company's inventory. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of fee arrangements with the issuing banks. No material loss is anticipated due to non-performance by counterparties to these arrangements.

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(9)     Stockholders' Equity

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

 (10)   Restructuring and Other Non-Recurring Charges

          In the year ended January 30, 1999, the Company recorded a non-recurring charge of $3.6 million ($2.3 million, or $0.17 per share on an after-tax basis), related to the January, 1999 acquisition of Hills Stores Company ("Hills") by Ames Department Stores, Inc. ("Ames"), both of which are footwear department licensors of the Company. This charge, which was included in cost of sales, reflected the estimated costs associated with the liquidation of the Company's inventory in all 155 Hills stores prior to 151 of these stores remodeling and reopening as Ames stores. Upon completion of the remodeling and conversion process, the last phase of which was completed in September, 1999, 151 of the former Hills stores were incorporated into the Company's license agreement with Ames on the same terms and conditions as presently exist.

          During fiscal years 1998 and 1997, the Company restructured its footwear operations (the "Footwear Restructuring") in order to focus its efforts on the management, development and growth of its Casual Male Big & Tall and Work 'n Gear apparel businesses. In connection with the Footwear Restructuring, in March, 1997 the Company completed the sales of its SCOA and Parade of Shoes businesses. The Company's remaining restructuring reserve at fiscal 2000 and fiscal 1999 relates primarily to lease termination, severance and other costs.

          A summary of the restructuring activity is presented below:

                                                        2000           1999
                                                        ----           ----
          Balance, beginning of year                 $1,358,000    $  5,578,000

          Inventory liquidation, lease termination,
            severance and other costs                  (575,000)     (4,220,000)
                                                       --------      ----------

          Balance, end of year                       $  783,000    $  1,358,000
                                                      =========     ===========

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

        Sale of Shoe Corporation of America Division

          On March 5, 1997, the Company sold its SCOA division to an entity formed by CHB Capital Partners of Denver, Colorado, along with Dennis
          B. Tishkoff, President of SCOA, and certain members of SCOA management. The transaction involved the transfer to the buyer of the division's inventory, fixed assets, intellectual property and license agreements for the various department and specialty store chains serviced by SCOA, as well as the assumption by the buyer of certain liabilities of the SCOA division. In connection with the sale of SCOA, the Company paid a total of $3.0 million to former SCOA stockholders in order to satisfy a contractual contingent payment obligation, based on earnings, owed to such former SCOA stockholders. Net cash proceeds received from the sale, reduced by the amount of the contingent payment, a $1.4 million one-year escrow account balance and transaction expenses of $1.3 million, totaled approximately $40.0 million. See Note 17 to the Consolidated Financial Statements.

        Sale of Parade of Shoes Division

          On March 10, 1997, the Company sold its Parade of Shoes division to Payless ShoeSource, Inc. ("Payless"). The transaction involved the transfer to Payless of the division's inventory, fixed assets, intellectual property and leases on the 186 then remaining Parade of Shoes stores. Net cash proceeds from the transaction, reduced by a $2.7 million two-year escrow account balance and the retained accounts payable of the division, were approximately $20.0 million. The Company remains contingently liable under certain of the Parade of Shoes store leases assigned to Payless. By March, 2000, the Company had received all of the escrow proceeds.

        Settlement of Litigation

          On September 17, 1997, the Company settled a patent infringement lawsuit brought against it and its Morse Shoe, Inc. subsidiary by Susan Maxwell. Pursuant to the settlement agreement, both cases were dismissed with prejudice with no admissions of liability and the parties executed a mutual release of all claims. Under the terms of the settlement, the Company agreed to make payments to Ms. Maxwell of $4.1 million, in the aggregate, over a three-year period. The final payment under the settlement was made in January, 2000. In connection with the settlement, the Company recorded a one-time charge to earnings in fiscal 1998 of $3.4 million ($2.1 million on an after-tax basis) during the third quarter of fiscal 1998 reflecting costs of the settlement not previously accrued for.

 (11)   Bankruptcy Filings of Licensors

         On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a company operating stores in which the Company operates licensed footwear departments, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the Southern District of New York, which, as amended, was confirmed on November 18, 1998. The Plan became effective on February 2, 1999 (the "Effective Date"), the Company's license agreement with Bradlees was amended and assumed and the reorganized Bradlees emerged from bankruptcy. Pursuant to the amended agreement, ten days after the Effective Date, Bradlees made a cash distribution to the Company in the amount of $360,000 and began paying the balance of the Company's pre-petition claim in thirty-six equal monthly installments commencing on March 1, 1999, with interest on such outstanding balance commencing with the seventh monthly payment. As provided in the amended licensed agreement, upon the occurrence of certain events, the entire unpaid balance of the Company's claim shall be paid within 30 days after such occurrence, without penalty or interest. The Company's sales in the Bradlees chain for fiscal year 2000 were $47.7 million.

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

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          the Company received a partial distribution of the amount owed to it under the settlement. In August, 1997, the Company assigned its rights to any further distributions from Jamesway to a third party and received, in consideration therefor, an additional percentage of the amount owed to the Company under the settlement of its claim with Jamesway.

          On April 26, 1990, Ames Department Stores, Inc., and related entities ("Ames"), a significant licensor of the Company (see Note 12), filed for protection under Chapter 11 of the United States Bankruptcy Code. Pursuant to Ames' Plan of Reorganization, the Company settled its $13.7 million pre-petition claim with Ames and in return, received $5.0 million in cash and a promissory note issued by Ames in the amount of $8.7 million bearing interest at the rate of 6.0% per annum and having a final maturity on December 1, 1997. During fiscal 1998, the Company received payments totaling $2.9 million from Ames representing the outstanding balance of the Ames promissory note and discharged a mortgage lien and security interest in Ames' real property and buildings located in Rocky Hill, Connecticut.

 (12)   Principal Licensor

          Sales in licensed footwear departments operated under the Ames license agreement accounted for 21.0%, 16.3% and 15.4% of the Company's net sales in the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

                        J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

 (13)   Segment Information

          The Company is a specialty retailer conducting business primarily through two business segments: apparel and footwear. The Company's chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company's segments based on operating profit and cash flow. Operating profit includes all revenues and direct expenses attributable to the segment, and excludes certain expenses that are managed outside the segment, primarily general corporate expenses. General corporate expenses are comprised primarily of administrative functions such as management, finance, information systems and human resources. Corporate assets include the Company's headquarters facility, distribution center and management information systems. Information about operations for each business segment is summarized as follows:

                                                                   Year Ended
                                            January 29, 2000  January 30, 1999     January 31, 1998
                                            ----------------  ----------------     ----------------
                                                             ($ in thousands)
         Apparel

               Net sales                          $411,107          $324,336             $309,500
               Operating profit                     39,966            26,459               24,185
               Identifiable assets                 180,730           135,781              132,335
               Depreciation and amortization         8,994             7,861                6,747
               Additions to property, equipment
                   and leasehold improvements       10,770             7,845                6,660
          Footwear

               Net sales                          $254,349          $259,940             $282,651
               Litigation settlement charges             -                 -               (3,432)
               Operating profit                     12,283            12,140               14,367
               Identifiable assets                 108,941           100,071              112,935
               Depreciation and amortization         4,468             4,054                4,715
               Additions to property, equipment
                   and leasehold improvements        3,147               304                  718
          Consolidated

               Net sales                          $665,456          $584,276             $592,151
               Litigation settlement charges             -                 -               (3,432)
               Operating profit before general
                   corporate expense                52,249            38,599               38,552
               General corporate expense           (22,130)          (20,889)             (18,913)
               Interest expense, net               (16,877)          (14,532)             (13,388)

          Earnings before income taxes            $ 13,242          $  3,178             $  6,251



          Identifiable assets                     $289,671          $235,852             $245,270
          Corporate assets                          86,956            88,183               89,797
                                                   -------          --------             --------

               Total assets                       $376,627          $324,035             $335,067

          Segment depreciation and amortization   $ 13,462          $ 11,915             $ 11,462
          Corporate depreciation and amortization    4,175             3,853                3,641
                                                    ------           -------              -------
          Total depreciation and amortization     $ 17,637          $ 15,768             $ 15,103

          Segment additions to property, equip-
              ment and leasehold improvements     $ 13,917          $  8,149             $  7,378
          Corporate additions to property, equip-
              ment and leasehold improvements        2,977             1,793                1,432
                                                    ------            ------               ------
          Total additions to property, equipment
              and leasehold improvements          $ 16,894          $  9,942             $  8,810

                         J. BAKER, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(14)    Selected Quarterly Financial Data (Unaudited)

                                              First       Second     Third     Fourth
                                             Quarter     Quarter    Quarter   Quarter       Total
                                             -------     -------    -------   -------       -----
                                               (In thousands, except per share data)
        Year ended January 29, 2000
            Net sales                       $  129,193 $  169,248 $ 158,804  $ 208,211    $  665,456
            Gross profit                        60,220     77,300    75,517     92,436       305,473
            Net earnings                    $      980 $    3,374 $   1,429  $   3,090    $    8,873
                                             =========   ========  ========   ========     =========
            Earnings per common share:
                Basic                       $     0.07 $     0.24 $    0.10  $    0.22    $     0.63
                                             =========  =========  ========   ========     =========
                Diluted                     $     0.07 $     0.23 $    0.10  $    0.22    $     0.62
                                             =========  =========  ========   ========     =========

        Year ended January 30, 1999
            Net sales                       $  126,637 $  146,496 $ 138,257  $ 172,886    $  584,276
            Gross profit                        58,324     66,798    62,220     72,574       259,916
            Net earnings (loss)             $      516 $    2,594 $     737  $ (1,814)    $    2,033
                                             =========   ========  ========    ======       ========
            Earnings (loss) per common share:
                Basic                       $     0.04 $     0.19 $    0.05  $   (0.13)   $     0.15
                                             =========  =========  ========   ========     =========
                Diluted                     $     0.04 $     0.18 $    0.05  $   (0.13)   $     0.14
                                             =========  =========  ========   ========     =========

 (15)   Advertising Costs

        The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenue, which is less than one year. Advertising expense was approximately $15.8 million, $10.8 million and $11.7 million for the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

(16)    Supplemental Schedules to Consolidated Statements of Cash Flows

                                                         2000             1999            1998
                                                         ----             ----            ----
          Cash paid for:
              Interest                               $ 16,141,233     $ 14,190,926     $13,545,337
              Income taxes                              2,235,758          438,299         272,104
                                                      ===========      ===========      ==========

          Schedule of non-cash financing activity:

          Warrants issued with senior
             subordinated debt                        $ 3,300,000     $          -     $         -
                                                       ==========      ===========      ==========

(17)    Subsequent Event

        On February 11, 2000, the Company entered into an agreement to purchase the ongoing assets of Shoe Corporation of America ("SCOA") and, on February 29, 2000, the transaction was consummated. The purchase price paid by the Company to acquire the ongoing assets of SCOA was approximately $14 million. As part of this acquisition, the Company acquired the rights to operate 204 licensed footwear departments for moderate department and specialty store chains nationwide. In addition, pursuant to the terms of the acquisition agreement, SCOA agreed to provide the Company with certain transition services for up to six months following the closing. The Company financed the SCOA acquisition with cash and borrowings available under its revolving credit agreement.

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Financial Statements.  The following documents are filed as part of this report:
        --------------------

        1,2. The financial statements, notes thereto, and independent auditors' report listed in the Index to Consolidated Financial Statements set forth in Item 8.

          3. Exhibits.   The  Exhibits  listed  in  the  Exhibit  Index.   Exhibits  10.12  through  10.45
             constitute all the management contracts and compensation  plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

(b)     Reports on Form 8-K.  None.
        -------------------


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             J. Baker, Inc.
                                                              (Registrant)

By/s/Sherman N. Baker                          By/s/Alan I. Weinstein
  ------------------------------------           -------------------------
     Sherman N. Baker                               Alan I. Weinstein
     Chairman of the Board                          President and
                                                    Chief Executive Officer

By/s/Elizabeth C. White
  ------------------------------------
     Elizabeth C. White
     First Senior Vice President
     and Principal Financial Officer

April 19, 2000


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Sherman N. Baker                    /s/J.Christopher Clifford
---------------------------            ------------------------------
Sherman N. Baker, Director             J. Christopher Clifford, Director


/s/Douglas Kahn                        /s/Harold Leppo
---------------------------            ------------------------------
Douglas Kahn, Director                 Harold Leppo, Director


/s/David Pulver                        /s/Theodore M. Ronick
---------------------------            ------------------------------
David Pulver, Director                 Theodore M. Ronick, Director


/s/Melvin M. Rosenblatt                /s/Nancy Ryan
---------------------------            ------------------------------
Melvin M. Rosenblatt, Director         Nancy Ryan, Director


/s/Alan I. Weinstein                   /s/Stuart M. Glasser
---------------------------            ------------------------------
Alan I. Weinstein, Director            Stuart M. Glasser, Director


All as of April 19,  2000

                                    EXHIBITS

                                   Filed with

                           Annual Report on Form 10-K

                                       of

                                 J. BAKER, INC.

                               555 Turnpike Street

                                Canton, MA 02021

                       For the Year Ended January 29, 2000

                                  EXHIBIT INDEX

Exhibit                                                                                   Page No.
-------                                                                                   --------

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


4.  Instruments Defining the Rights of Security Holders, Including Indentures

    (.01) Indenture dated as of January 15, 1992 by and between Morse Shoe,                  *
          Inc. and State Street Bank and Trust Company as Trustee with respect to Convertible Subordinated Debentures due 2002 (filed as
          Exhibit 4.12 to the Company's Report on Form 10-K for the year ended
          January 30, 1993).

    (.02) First Supplemental Indenture dated as of January 30, 1993 to                       *
          the Indenture dated January 15, 1992 under which Convertible
          Subordinated Debentures Due 2002 were issued by Morse Shoe, Inc.
          (filed as Exhibit 4.01 to the Company's Report on Form 10-Q for the
          quarter ended May 1, 1993).

    (.03) Indenture dated as of June 12, 1992 by and between J. Baker, Inc.                  *
          and State Street Bank and Trust Company as Trustee with respect to
          7% Convertible Subordinated Notes due 2002 (filed as Exhibit
          4.08 to the Company's Report on Form 10-Q for the quarter ended
          August 1, 1992).

    (.04) Shareholder Rights Agreement between J. Baker, Inc. and Fleet                      *
          National Bank of Massachusetts, dated as of December 15, 1994
          (filed as Exhibit 4.01 to the Company's Report on Form 8-K dated
          December 15, 1994).

    (.05) Securities Purchase Agreement by and among J. Baker, Inc.,                         *
          JBI, Inc, and JBI Apparel, Inc. as Guarantor, and DLJ Fund
          Investment Partners II, L.P. and others (the "Investor Group"), as Purchasers, dated as of May 19, 1999 (filed as Exhibit 4.01 to the
          Company's Report on Form 10-Q for the quarter ended May 1, 1999).

    (.06) Form of 13% Senior Subordinated Note dated as of May 21, 1999 (filed               *
          as Exhibit 4.02 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999).

    (.07) Form of Warrant,  dated as of May 21,  1999 (filed as Exhibit  4.03 to             *
          the Company's Report on Form 10-Q for the  quarter ended May 1, 1999).

*   Incorporated herein by reference
**  Included herein

Exhibit                                                                               Page No.
-------                                                                               --------

    (.08) Guaranty by JBI, Inc. in favor of the Investor Group,                              *
          dated as of May 21, 1999 (filed as Exhibit 4.04 to the
          Company's Report on Form 10-Q for the quarter ended May 1, 1999).

    (.09) Registration Rights Agreement by and among J. Baker, Inc.,                         *
          JBI, Inc. and JBI Apparel, Inc. and the Investor Group, dated as of
          May 21, 1999 (filed as Exhibit 4.05 to the Company's Report on
          Form 10-Q for the quarter ended May 1, 1999).

10. Material Contracts

    (.01) Asset Purchase Agreement dated as of January 13, 1997 by and between               *
          Payless ShoeSource, Inc., JBI, Inc. and J. Baker, Inc. (filed as
          Exhibit 2.2 to the Company's Report on Form 8-K dated March 20, 1997).

    (.02) Asset Purchase Agreement by and among J. Baker, Inc. as Purchaser                  *
          and Edison Brothers, Stores, Inc., Edison Brothers Apparel Stores, Inc.
          and Repp Ltd. Big & Tall as Sellers, dated as of April 30, 1999 (filed as
          Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999).

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

    (.08) 1999 Loan and Security Agreement by and among J. Baker, Inc.                       *
          (as Borrower's representative), Morse Shoe, Inc., JBI, Inc., JBI
          Apparel, Inc., The Casual Male, Inc., WGS Corp. and TCMB&T, Inc.
          and BankBoston Retail Finance Inc., et.al. and Back Bay Capital
          Funding LLC, dated August 30, 1999 (filed as Exhibit 10.01 to the
          Company's Report on Form 10-Q for the quarter ended July 31, 1999).


*   Incorporated herein by reference
**  Included herein

Exhibit                                                                               Page No.
-------                                                                               --------

    (.09) Chattel Promissory Note made by Morse Shoe, Inc., JBI, Inc., The                   *
          Casual Male, Inc., WGS Corp. and TCMB&T, Inc. in favor of
          BancBoston Leasing Inc. dated August 26, 1999 (filed as Exhibit 10.02 to the
          Company's Report on Form 10-Q for the quarter ended July 31, 1999).

    (.10) Master Security Agreement by Morse Shoe, Inc., JBI, Inc., The Casual               *
          Male, Inc., WGS Corp. and TCMB&T, Inc. in favor of BancBoston Leasing, Inc.
          dated August 26, 1999  (filed as Exhibit 10.03 to the Company's Report on
          Form 10-Q for the quarter ended July 31, 1999).

    (.11) Security Agreement by Morse Shoe, Inc., JBI, Inc., The Casual                      *
          Male, Inc., WGS Corp. and TCMB&T, Inc. in favor of BancBoston Leasing, Inc.
          dated August 26, 1999  (filed as Exhibit 10.04 to the Company's Report on
          Form 10-Q for the quarter ended July 31, 1999).

    (.12) Executive Employment Agreement dated March 25, 1993 between Sherman N.             *
          Baker and J. Baker, Inc. (filed as Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended July 31, 1993).

    (.13) Amendment to Executive Employment Agreement between J. Baker, Inc. and             *
          Sherman N. Baker, dated March 31, 1995 (filed as Exhibit 4.10 to the
          Company's Report on Form 10-K for the year ended January  28, 1995).

    (.14) Amendment to Executive Employment Agreement between J. Baker, Inc. and             *
          Sherman N. Baker, dated March 31, 1996 (filed as Exhibit 10.09 to the
          Company's Report on Form 10-K for the year ended February 3, 1996).

    (.15) Third Amendment to Executive Employment Agreement between J. Baker, Inc.           *
          and Sherman N. Baker dated March 31, 1997 (filed as Exhibit 10.10 to the Company's Report on Form 10-K for the year ended February 1, 1997).

    (.16) Fourth Amendment to Executive Employment Agreement between J. Baker, Inc.          *
          and Sherman N. Baker dated March 31, 1998 (filed as Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended October 31, 1998).

    (.17) Fifth Amendment to Executive Employment Agreement between J. Baker, Inc.           *
          and Sherman N. Baker dated April 10, 1999 (filed as Exhibit 10.21 to the
          Company's Report on Form 10-K for the year ended January 30, 1999).

    (.18) Sixth Amendment to Executive Employment Agreement between J. Baker, Inc.          **
          and Sherman N. Baker dated April 19, 2000, attached.

    (.19) Executive Employment Agreement between J. Baker, Inc. and Alan I.                  *
          Weinstein dated April 1, 1997 (filed as Exhibit 10.17 to the Company's
          Report on Form 10-K for the year ended February 1, 1997).

    (.20) Amendment to Executive Employment Agreement between J. Baker, Inc.                 *
          and Alan I. Weinstein, dated September 1,1997 (filed as Exhibit 10.06 to the Company's Report on Form 10-Q for the quarter ended November 1, 1997).


*   Incorporated herein by reference
**  Included herein

Exhibit                                                                               Page No.
-------                                                                               --------

    (.21) Second Amendment to Executive Employment Agreement between J. Baker,               *
          Inc. and Alan I. Weinstein, dated March 31, 1998 (filed as Exhibit 10.02 to the Company's Report on Form 10-Q for the quarter ended May 2, 1998).

    (.22) Restricted Stock Award Agreement between Alan I. Weinstein and J. Baker,           *
          Inc., dated July 8, 1998 (filed as Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998).

    (.23) Forgivable Promissory Note made by Alan I. Weinstein in favor of J. Baker          *
          Inc., dated July 8, 1998, issued in connection with Restricted Stock
          Award (filed as Exhibit 10.02 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998).

    (.24) Third Amendment to Executive Employment Agreement between J. Baker,                *
          Inc. and Alan I. Weinstein, dated April 10, 1999 (filed as Exhibit 10.27 the Company's Report on Form 10-K for the year ended January 30, 1999).

    (.25) Fourth Amendment to Executive Employment Agreement between J. Baker,              **
          Inc. and Alan I. Weinstein, dated March 14, 2000, attached.

    (.26) Executive Employment Agreement between J. Baker, Inc. and Philip G.                *
          Rosenberg, dated April 1, 1997 (filed as Exhibit 10.55 to the Company's
          Report on Form 10-K for the year ended February 1, 1997).

    (.27) First Amendment to Executive Employment Agreement between J. Baker,                *
          Inc. and Philip G. Rosenberg, dated April 10, 1998 (filed as Exhibit 10.29 to the Company's Report on Form 10-K for the year ended January 31, 1998).

    (.28) Second Amendment to Executive Employment Agreement between J. Baker,               *
          Inc. and Philip G. Rosenberg, dated April 16, 1999 (filed as Exhibit 10.33 to the Company's Report on Form 10-K for the year ended January 30, 1999).

    (.29) Executive Employment Agreement between J. Baker, Inc. and Stuart M.                *
          Glasser, dated September 15, 1997 (filed as Exhibit 10.04 to the Company's
          Report on Form 10-Q for the quarter ended November 1, 1997).

    (.30) Restricted Stock Award Agreement between Stuart M. Glasser and J. Baker,           *
          Inc., dated July 8, 1998 (filed as Exhibit 10.03 to the Company's Report on
          Form 10-Q for the quarter ended August 1, 1998).

    (.31) Forgivable Promissory Note made by Stuart M. Glasser in favor of J. Baker          *
          Inc., dated July 8, 1998, issued in connection with Restricted Stock
          Award (filed as Exhibit 10.04 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998).

    (.32) Amendment to Executive Employment Agreement between J. Baker, Inc. and            **
          Stuart M. Glasser dated December 27, 1999, attached.

    (.33) Second Amendment to Executive Employment Agreement between J. Baker, Inc.         **
          and Stuart M. Glasser dated April 17, 2000 attached.


*   Incorporated herein by reference
**  Included herein

Exhibit                                                                               Page No.
-------                                                                               --------

    (.34) Executive Employment Agreement between J. Baker, Inc. and Michael J.               *
          Fine, dated September 9, 1998 (filed as Exhibit 10.01 to the Company's
          Report on Form 10-Q for the quarter ended October 31, 1998).

    (.35) First Amendment to Executive Employment Agreement between J. Baker,                *
          Inc. and Michael J. Fine, dated April 12, 1999 (filed as Exhibit 10.38 to the Company's Report on Form 10-K for the year ended January 30, 1999).

    (.36) Second Amendment to Executive Employment Agreement between J. Baker,              **
          Inc. and Michael J. Fine, dated April 4, 2000, attached.

    (.37) Forgivable Promissory Note made by Thomas J. Konecki in favor of J.               **
          Baker, Inc. dated January 27, 1998, attached.

    (.38) Executive Employment Agreement between J. Baker, Inc. and Thomas J.               **
          Konecki, dated January 19, 1999, attached.

    (.39) Amendment to Executive Employment Agreement between J. Baker, Inc.                **
          and Thomas J. Konecki, dated December 27, 1999, attached.

    (.40) Second Amendment to Executive Employment Agreement between J.                     **
          Baker, Inc. and Thomas J. Konecki, dated April 4, 2000, attached.

    (.41) Promissory Note made by Thomas J. Konecki in favor of J. Baker,                   **
          Inc. dated January 25, 2000, attached.

    (.42) Change of Control Severance Compensation Agreement between J. Baker,              **
          Inc. and Elizabeth C. White, dated December 28, 1999, attached.

    (.43) J. Baker, Inc. Amended and Restated 1985 Stock Option Plan (filed                  *
          as Exhibit 19.02 to the Company's Report on Form 10-Q for the quarter ended August 1, 1992).

    (.44) J. Baker, Inc. 1994 Equity Incentive Plan dated March 29, 1994                     *
          (filed as Exhibit 10.23 to the Company's Report on Form 10-K for the year ended January 29, 1994).

    (.45) J. Baker, Inc. 1992 Directors Stock Option Plan dated April 13, 1992               *
           (filed as Exhibit 19.03 to the Company's Report on Form 10-Q for the quarter ended August 1, 1992).

    (.46) Mortgage and Security Agreement by JBAK Canton Realty, Inc. to                     *
          The Chase Manhattan Bank dated as of December 30, 1996 (filed as
          Exhibit 10.69 to the Company's Report on Form 10-K for the year ended February 1, 1997).

11.       Statement re:  Computation of Net Earnings Per Common                             **
          -----------------------------------------------------
          Share, attached.
          -----

12.       Statement re:  Computation of Ratio of Earnings to Fixed Charges,                 **
          ----------------------------------------------------------------
          attached.

21.       Subsidiaries of the Registrant, attached.                                         **
          ------------------------------

23.       Consent of KPMG LLP, attached.                                                    **
          -------------------

27.       Financial Data Schedule, attached.                                                **
          -----------------------

*    Incorporated herein by reference
**   Included herein