Form 10-Q
period 2000-04-29
BAKER J INC
filed 2000-06-12
CIK 792570

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 29, 2000

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

                                    YES  X    NO
                                       -----     -------
         14,067,948 shares of common stock were outstanding on April 29, 2000.

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
              As of April 29, 2000 (unaudited) and January 29, 2000

                                                          April 29,          January 29,
        Assets                                              2000                2000
        ------                                              ----                ----
        Current assets:

    Cash and cash equivalents ......................   $  2,035,778         $  5,486,290
    Accounts receivable:
        Trade, net .................................     14,074,403           11,544,036
        Other ......................................      3,359,536            3,870,115
                                                       ------------         ------------
                                                         17,433,939           15,414,151
                                                       ------------         ------------

    Merchandise inventories ........................    253,735,172          206,790,453
    Prepaid expenses ...............................      8,390,336            4,730,806
    Deferred income taxes, net .....................      2,924,000            2,924,000
                                                       ------------         ------------
             Total current assets ..................    284,519,225          235,345,700
                                                       ------------         ------------

Property, plant and equipment, at cost:

    Land and buildings .............................     19,839,687           19,726,648
    Furniture, fixtures and equipment ..............     89,572,274           83,098,450
    Leasehold improvements .........................     34,255,372           32,806,415
                                                       ------------         ------------
                                                        143,667,333          135,631,513
    Less accumulated depreciation and amortization .     68,308,700           65,098,471
                                                       ------------         ------------
             Net property, plant and equipment .....     75,358,633           70,533,042
                                                       ------------         ------------

Deferred income taxes, net .........................     52,894,415           53,423,000
Other assets, at cost, less accumulated amortization     16,472,562           17,325,421
                                                       ------------         ------------
                                                       $429,244,835         $376,627,163
                                                       ============         ============
        Liabilities and Stockholders' Equity
        ------------------------------------
        Current liabilities:

    Current portion of long-term debt ..............   $ 13,965,934         $ 13,867,302
    Accounts payable ...............................     84,635,144           84,089,991
    Accrued expenses ...............................     15,075,020           12,052,606
    Income taxes payable ...........................              -              352,302
                                                       ------------         ------------
             Total current liabilities .............    113,676,098          110,362,201
                                                       ------------         ------------

Other liabilities ..................................      2,516,609            2,474,540
Long-term debt, net of current portion .............    143,847,977           96,211,132
Senior subordinated debt ...........................      7,791,000            7,500,000
Convertible subordinated debt ......................     70,353,000           70,353,000

Stockholders' equity ...............................     91,060,151           89,726,290
                                                       ------------         ------------
                                                       $429,244,835         $376,627,163
                                                       ============         ============



See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
              For the quarters ended April 29, 2000 and May 1, 1999
                                   (Unaudited)


                                                                      Quarter          Quarter
                                                                       Ended            Ended
                                                                  April 29, 2000     May 1, 1999
                                                                  --------------     -----------
Net sales .....................................................     $170,057,212     $129,192,610

Cost of sales .................................................       89,911,578       68,973,108
                                                                    ------------     ------------

      Gross profit ............................................       80,145,634       60,219,502

Selling, administrative and general expenses ..................       68,771,125       51,720,385

Depreciation and amortization .................................        4,037,526        3,488,615
                                                                    ------------     ------------

      Operating income ........................................        7,336,983        5,010,502

Net interest expense ..........................................        4,924,102        3,478,512
                                                                    ------------     ------------

      Earnings before income taxes ............................        2,412,881        1,531,990

Income tax expense ............................................          868,000          552,000
                                                                    ------------     ------------

      Net earnings ............................................     $  1,544,881     $    979,990
                                                                    ============     ============

Net earnings per common share:

      Basic ...................................................     $       0.11     $       0.07
                                                                    ============     ============
      Diluted .................................................     $       0.11     $       0.07
                                                                    ============     ============

Number of shares used to compute net earnings per common share:

      Basic ...................................................       14,067,526       14,064,526
                                                                    ============     ============
      Diluted .................................................       14,481,095       14,149,469
                                                                    ============     ============

Dividends declared per share ..................................     $      0.015     $      0.015
                                                                    ============     ============



See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the quarters ended April 29, 2000 and May 1, 1999
                                   (Unaudited)

                                                                  April 29, 2000     May 1, 1999
                                                                  --------------     -----------
Cash flows from operating activities:
    Net earnings ..............................................     $  1,544,881    $    979,990
    Adjustments to reconcile net earnings to net cash
      used in operating activities:
       Depreciation and amortization:
           Fixed assets .......................................        3,210,229       2,931,145
           Deferred charges, intangible assets and
             deferred financing costs .........................        1,118,297         559,448
       Deferred income taxes, net .............................          528,585         385,010
       Change in:
           Accounts receivable ................................       (2,019,788)     (3,579,676)
           Merchandise inventories ............................      (36,115,357)    (10,970,120)
           Prepaid expenses ...................................       (3,659,530)     (2,388,263)
           Accounts payable ...................................          545,153      (5,810,992)
           Accrued expenses ...................................        4,397,414         548,005
           Income taxes payable/receivable ....................         (352,302)     (1,811,701)
           Other liabilities ..................................           71,985          (3,453)
                                                                    ------------    ------------
               Net cash used in operating activities ..........      (30,730,433)    (19,160,607)
                                                                    ------------    ------------

Cash flows from investing activities:
    Capital expenditures for:
       Property, plant and equipment ..........................       (5,721,875)     (2,962,886)
       Other assets ...........................................         (593,687)        (18,767)
    Proceeds from sales of footwear businesses ................          614,161         887,903
    Net cash paid in acquisition of assets of SCOA ............      (14,518,307)              -
                                                                    ------------    ------------
              Net cash used in investing activities ...........      (20,219,708)     (2,093,750)
                                                                    ------------    ------------

Cash flows from financing activities:

    Proceeds from revolving credit facilities .................       48,666,094      19,244,729
    Repayment of chattel loan .................................         (768,596)              -
    Repayment of mortgage payable .............................         (162,021)       (148,125)
    Payment of mortgage escrow, net ...........................          (24,828)        112,989
    Payment of dividends ......................................         (211,020)       (210,962)
                                                                    ------------    ------------
              Net cash provided by financing activities .......       47,499,629      18,998,631
                                                                    ------------    ------------

              Net decrease in cash ............................       (3,450,512)     (2,255,726)

Cash and cash equivalents at beginning of year ................        5,486,290       3,679,115
                                                                    ------------    ------------

Cash and cash equivalents at end of period ....................     $  2,035,778    $  1,423,389
                                                                    ============    ============

Supplemental disclosure of cash flow information
    Cash paid for:

       Interest ...............................................     $  3,127,702    $  2,493,430
       Income taxes ...........................................          689,467       1,978,691
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

2] Basic Earnings Per Share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to all potentially dilutive common shares outstanding during the period.

     For the quarters ended April 29, 2000 and May 1, 1999, the calculation of diluted earnings per common share includes the dilutive effect of outstanding stock options and warrants. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for the quarters ended April 29, 2000 and May 1, 1999 because its effect would be antidilutive.

     Net earnings and shares used to compute net earnings per share, basic and diluted, are reconciled below:

                                                April 29, 2000      May 1, 1999
                                                --------------      -----------

         Net earnings, basic and diluted         $   1,544,881     $    979,990
                                                   ===========       ==========

         Weighted average common shares:

         Basic                                      14,067,526       14,064,526

              Effect of dilutive securities:

                  Stock options and warrants           413,569           84,943
                                                   -----------       -----------

         Diluted                                    14,481,095       14,149,469
                                                    ==========       ==========


3] On February 11, 2000, the Company entered into an agreement to purchase the ongoing assets of Shoe Corporation of America ("SCOA") and, on February 29, 2000, the transaction was consummated. The purchase price paid by the Company to acquire the ongoing assets of SCOA, which consisted primarily of inventory and fixed assets, was approximately $14.5 million. As part of this acquisition, the Company acquired the rights to operate 204 licensed footwear departments in moderate department and specialty stores nationwide. In addition, pursuant to the terms of the acquisition agreement, SCOA agreed to provide the Company with certain transition services, all of which were terminated by the Company on May 31, 2000. The Company financed the SCOA acquisition with cash and borrowings available under its revolving credit agreement. The acquisition was deemed not to be significant in accordance with SEC guidelines, and accordingly proforma information is not presented.

     Of the licensed footwear departments acquired from SCOA, 38 were in department stores operated by Lamonts Apparel, Inc. ("Lamonts"). Lamonts, a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code, as amended, entered into an Asset Purchase Agreement with Gottschalks Inc. ("Gottschalks") as of April 24, 2000, by which Gottschalks agreed to acquire, among other things, Lamonts' real estate leases and certain store assets (excluding inventory). The U.S. Bankruptcy Court for the Western District of Washington at Seattle approved this transaction and the Asset Purchase Agreement on May 16, 2000. However, an appeal has been filed by two losing bidders. The Company and Gottschalks are in discussions on an arrangement by which the Company would continue to operate licensed footwear departments in the Gottschalks stores formerly operated by Lamonts for a period of two years from the date that Gottschalks begins operations from such stores.

     On February 24, 2000, the Company entered into an agreement with Variety Wholesalers, Inc. ("Variety") to begin operating 349 shoe departments in the Variety Wholesale chain, which includes Maxway and Bargain Town stores, on March 26, 2000. The Company made payments to Variety of approximately $2.7 million in respect of this agreement, primarily for inventory.

4] On May 23, 1999, the Company acquired substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions of Edison Brothers Stores, Inc. ("Edison Brothers"). The net purchase price for the acquired assets, which primarily consisted of inventory and fixed assets for the 128 retail stores in the United States and the Repp Ltd. By Mail catalogs, was $27.0 million.

5] The Company is a specialty retailer conducting business through retail stores in two business segments: apparel and footwear. The Company also operates catalog, e-commerce and other direct selling and marketing businesses. The Company's chief operating decision-maker, the Chief Executive Officer, evaluates the performance of the Company's segments based on operating profit and cash flow. Operating profit includes all revenues and direct expenses attributable to the segment and excludes certain expenses that are managed outside the segment, primarily general corporate expenses. General corporate expenses are comprised primarily of administrative functions, such as management, finance, information systems and human resources.

     Net sales and operating profits for each of the Company's business segments are set forth below. There were no material inter-segment revenues.

                                                     Quarters Ended
                                                     --------------
                                           April 29, 2000        May 1, 1999
                                           --------------        -----------
                                                     ($ in thousands)
Apparel

       Net sales .....................       $ 103,485           $  74,198
       Operating profit ..............           8,814               7,013

Footwear

       Net sales .....................       $  66,572           $  54,995
       Operating profit ..............           4,426               3,618

Consolidated

       Net sales .....................       $ 170,057           $ 129,193
       Operating profit before general
            corporate expense ........          13,240              10,631
       General corporate expense .....          (5,903)             (5,620)
       Interest expense, net .........          (4,924)             (3,479)

       Earnings before income taxes ..       $   2,413           $   1,532


6] The Company operated licensed footwear departments in stores operated by Hills Stores Company ("Hills") from 1986 until Hills ceased operations in 1999. On November 12, 1998, Ames Department Stores, Inc. ("Ames"), a significant licensor of the Company, entered into an agreement for the acquisition of Hills. On December 31, 1998, Ames acquired control of Hills through its acquisition of substantially more than a majority of Hills' outstanding common stock and convertible preferred stock and notes. In March 1999, Ames consummated the merger of Hills into a subsidiary of Ames.

     At the time of the acquisition, Hills operated 155 discount department stores in twelve states. In February 1999, Ames began a program to remodel and convert 151 of the acquired Hills stores to Ames stores in three sequential phases of approximately 50 stores each. Upon the completion of the remodeling and conversion process, the last phase of which was completed in September 1999, all such stores were incorporated into the Company's license agreement with Ames on the same terms and conditions as presently exist. During the conversion process, the Company participated in liquidation sales of its footwear inventory in each store. These liquidation sales ended on July 26, 1999.

7] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the Southern District of New York, which, as amended, was confirmed on November 18, 1998. The Plan became effective on February 2, 1999 (the "Effective Date"), the Company's license agreement with Bradlees was amended and assumed and the reorganized Bradlees emerged from bankruptcy. Pursuant to the amended agreement, ten days after the Effective Date, Bradlees made a cash distribution to the Company in the amount of $360,000 and shall pay the unpaid balance of the Company's pre-petition claim in thirty-six equal monthly installments, which commenced on March 1, 1999, with interest payable on the unpaid balance outstanding commencing with the seventh monthly payment. As provided in the amended licensed agreement, upon the occurrence of certain events, the entire unpaid balance of the Company's claim shall be paid within 30 days after such occurrence, without penalty or interest. The Company's sales in the Bradlees chain for the quarter ended April 29, 2000 were $10.2 million.

8] In October 1999, the Company entered into an agreement to terminate the relationship between the licensed footwear division and Shopko Stores, Inc. ("Shopko"). The agreement calls for the orderly phasing out of operations and liquidation of inventory, which liquidation was completed on June 3, 2000. The Company operated 146 licensed footwear departments in Shopko stores during fiscal year 2000 and began liquidation sales from all such stores during the first quarter of fiscal 2001.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

STATEMENTS MADE OR INCORPORATED INTO THIS QUARTERLY REPORT INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND WORDS OF SIMILAR IMPORT, WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATION OR INTENT
REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "OUTLOOK: IMPORTANT FACTORS AND UNCERTAINTIES" FOUND ON PAGE 12 OF THIS QUARTERLY REPORT.

All references herein to fiscal 2001 and fiscal 2000 relate to the years ending February 3, 2001 and January 29, 2000, respectively.

Results of Operations
---------------------

           First Quarter Fiscal 2001 versus First Quarter Fiscal 2000

     The Company's net sales increased by $40.9 million to $170.1 million in the first quarter of fiscal 2001 from $129.2 million in the first quarter of fiscal 2000, primarily due to $24.8 million in sales generated by the Repp Ltd. Big & Tall stores and the Repp Ltd. By Mail catalogs, which were acquired by the Company on May 23, 1999, and $11.0 million in sales generated by the 204 licensed footwear departments acquired from SCOA by the Company on February 29, 2000. Sales in the Company's apparel operations increased by $29.3 million to $103.5 million in the first quarter of fiscal 2001 from $74.2 million in the first quarter of fiscal 2000 primarily due to sales of $24.8 million in the newly acquired Repp businesses, coupled with a 6.6% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods). Sales in the Company's footwear operations increased by $11.6 million to $66.6 million in the first quarter of fiscal 2001 from $55.0 million in the first quarter of fiscal 2000 primarily due to sales of $11.0 million in the new licensed footwear departments acquired from SCOA, coupled with a 1.5% increase in comparable retail footwear store sales (comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed footwear departments open in corresponding weeks of the two comparison periods).

     The Company's cost of sales constituted 52.9% of sales in the first quarter of fiscal 2001 as compared to 53.4% of sales in the first quarter of fiscal 2000, reflecting an increase in apparel sales as a percentage of the Company's total sales due to the Repp acquisition. Cost of sales in the Company's apparel operations was 50.5% of sales in the first quarter of fiscal 2001 as compared to 50.8% of sales in the first quarter of fiscal 2000. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 56.6% of sales in the first quarter of fiscal 2001, as compared to 56.9% of sales in the first quarter of fiscal 2000. The decrease in such percentage was primarily attributable to lower buying and warehousing costs as a percentage of sales resulting from the Company's ability to leverage such costs across its footwear operations. The decrease was partially offset by higher markdowns as a percentage of sales and a lower initial markup on merchandise purchases.

     Selling, administrative and general expenses increased $17.1 million, or 33.1%, to $68.8 million in the first quarter of fiscal 2001 from $51.7 million in the first quarter of fiscal 2000 primarily due to the operation of the Repp businesses subsequent to the first quarter of fiscal 2000, and the acquisition of the licensed footwear departments from SCOA in the first quarter of fiscal 2001. As a percentage of sales, selling, administrative and general expenses were 40.4% of sales in the first quarter of fiscal 2001, as compared to 40.0% of sales in the first quarter of fiscal 2000. Selling, administrative and general expenses in the Company's apparel operations were 42.0% of sales in the first quarter of fiscal 2001 as compared to 41.2% of sales in the first quarter of fiscal 2000. This increase was primarily due to the operation of the Repp businesses, which had higher selling, administrative and general expenses as a percentage of sales than the Company's Casual Male Big & Tall and Work 'n Gear apparel operations. Selling, administrative and general expenses in the Company's footwear operations were 37.9% of sales in the first quarter of fiscal 2001 as compared to 38.5% of sales in the first quarter of fiscal 2000. This decrease was primarily due to the acquisition of the licensed footwear departments from SCOA, which had lower selling, administrative and general expenses as a percentage of sales than the Company's existing footwear operations.

     Depreciation and amortization expense increased by $549,000 to $4.0 million in the first quarter of fiscal 2001 from $3.5 million in the first quarter of fiscal 2000, primarily due to an increase in depreciable and amortizable assets.

     As a result of the above, the Company's operating income increased by $2.3 million to $7.3 million in the first quarter of fiscal 2001 from $5.0 million in the first quarter of fiscal 2000. As a percentage of sales, operating income was 4.3% in the first quarter of fiscal 2001 as compared to 3.9% in the first quarter of fiscal 2000.

     Net interest expense increased by $1.4 million to $4.9 million in the first quarter of fiscal 2001 from $3.5 million in the first quarter of fiscal 2000, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in the first quarter of fiscal 2001 versus the first quarter of fiscal 2000.

     Taxes on earnings for the first quarter of fiscal 2001 were $868,000, yielding an effective tax rate of 36.0%, as compared to taxes on earnings of $552,000, yielding an effective tax rate of 36.0%, in the first quarter of fiscal 2000.

     Net earnings for the first quarter of fiscal 2001 were $1.5 million, compared to net earnings of $980,000 in the first quarter of fiscal 2000.

Financial Condition
-------------------

                     April 29, 2000 versus January 29, 2000

     The increase in accounts receivable at April 29, 2000 from January 29, 2000 was primarily due to an increase in trade receivables due to seasonal factors, licensed footwear department sales in April being higher than licensed footwear department sales in January, coupled with the additional sales volume generated by the licensed footwear departments acquired from SCOA.

     The increase in merchandise inventories at April 29, 2000 from January 29, 2000 was primarily due to the acquisition of the licensed footwear departments from SCOA in February 2000 and a seasonal increase in the average inventory level per location. The ratio of accounts payable to merchandise inventory was 33.4% at April 29, 2000, as compared to 40.7% at January 29, 2000 and 28.6% at May 1, 1999.

     The increase in net property, plant and equipment at April 29, 2000 from January 29, 2000 was the result of capital additions of $5.7 million, primarily for the opening of new stores and the renovation of existing units. The Company acquired $2.3 million in fixed assets with its acquisition of SCOA. The increase was partially offset by the recording of $3.2 million in depreciation expense during the first quarter of fiscal 2001.

     The increase in long-term debt, net of current portion, at April 29, 2000 from January 29, 2000 was primarily due to additional bank borrowings to meet seasonal working capital needs, fund capital expenditures and fund the purchase of the assets acquired from SCOA.

Liquidity and Capital Resources
-------------------------------

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

     A $150 million revolving line of credit (the "Revolver") was provided by a group of lenders led by Fleet Retail Finance (formerly known as BankBoston Retail Finance Inc.). Aggregate borrowings under the Revolver are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Revolver bear interest at variable rates and can be in the form of loans and letters of credit.

     The Company's revolving credit facility contains various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends, the maintenance of specified financial ratios and other financial criteria. As of April 29, 2000, the Company was in compliance with all such covenants.

     A $25 million term loan (the "Term Loan") was provided by Back Bay Capital Funding LLC. Borrowings under the Term Loan bear interest at 16% per year. The Company may generally not prepay the Term Loan. However, if the Company achieves certain levels of availability under the Revolver, then the Company is required to prepay $5 million of principal on or after April 30, 2000, $2.5 million on or after July 31, 2000 and $2.5 million on or after November 30, 2000. As of the filing date of the Form 10-Q, there is $25 million outstanding under the Term Loan.

     A $9 million chattel loan (the "Chattel Loan") was provided by BancBoston Leasing Inc. The Chattel Loan is payable in equal monthly installments of principal and interest and bears interest at 10.35%.

     Each of the Revolver, the Term Loan and the Chattel Loan is secured by substantially all of the assets of the Company.

     As of April 29, 2000, the Company had aggregate borrowings outstanding under the Revolver totaling $115.4 million, consisting of loans and obligations under letters of credit.

     In May 1999, a new subsidiary of the Company, JBI Apparel, Inc., acquired the Repp Ltd. Big & Tall retail store business operated in the United States and the Repp Ltd. By Mail catalog. Effective on May 21, 1999, a group of investors, which included investment funds affiliated with Donaldson, Lufkin and Jenrette, Inc., provided $10 million to JBI Apparel, Inc. through the issuance of 13% Senior Subordinated Notes. Detachable warrants were issued in connection with the 13% Senior Subordinated Notes, which enable the holders to purchase 1,200,000 shares of J. Baker, Inc. common stock at $5.00 per share. The amount of the 13% Senior Subordinated Notes at April 29, 2000 has been reduced by $2.2 million, which represents the remaining balance of the $3.3 million value assigned to the detachable warrants. The value of the detachable warrants is included in additional paid-in capital in stockholders' equity, and is being amortized using the interest method. The 13% Senior Subordinated Notes mature on December 31, 2001, and the warrants expire on May 21, 2004.

     Net cash used in operating activities for the first quarter of fiscal 2001 was $30.7 million, as compared to net cash used in operating activities of $19.2 million in the first quarter of fiscal 2000. The $11.5 million change was primarily due to a larger increase in expenditures for merchandise inventories in the first quarter of fiscal 2001 versus the first quarter of fiscal 2000 primarily due to the operation of the Repp businesses and the acquisitions of the licensed footwear departments from SCOA in February 2000 and the licensed footwear departments in the Variety chain in March 2000. The increase was partially offset by a larger increase in accrued expenses in the first quarter of fiscal 2001 versus the first quarter of fiscal 2000, and an increase in accounts payable in the first quarter of fiscal 2001 versus a decrease in the first quarter of fiscal 2000.

     Net cash used in investing activities for the first quarter of fiscal 2001 was $20.2 million, as compared to net cash used in investing activities of $2.1 million in the first quarter of fiscal 2000. The $18.1 million change was primarily due to the acquisition of the licensed footwear departments from SCOA in February 2000, coupled with a larger increase in capital expenditures in the first quarter of fiscal 2001 versus the first quarter of fiscal 2000.

     Net cash provided by financing activities for the first quarter of fiscal 2001 was $47.5 million, as compared to net cash provided by financing activities of $19.0 million in the first quarter of fiscal 2000. The $28.5 million change was primarily due to the net borrowing of $48.7 million under the Company's revolving lines of credit during the first quarter of fiscal 2001 versus the net borrowing of $19.2 million during the first quarter of fiscal 2000.

     Excluding furniture, fixtures, equipment and leasehold improvements of $2.3 million acquired with the licensed footwear departments from SCOA, the Company invested $5.7 million and $3.0 million in capital expenditures during the first quarters of fiscal 2001 and fiscal 2000, respectively. The Company's capital expenditures generally relate to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

     Following is a table showing actual and planned store openings by division for fiscal 2001:

                                                          Planned Openings             Total
                                    Actual Openings        Second through         Actual/Planned
         Division                     First Quarter        Fourth Quarters           Openings
         --------                     -------------        ---------------           --------
         Casual Male Big & Tall            9                      9                      18
         Repp Ltd. Big &Tall               2                     12                      14
         Work 'n Gear                      0                      6                       6
         JBI Footwear                    573                     45                     618

     The actual store openings for the first quarter for JBI Footwear include the 204 licensed footwear departments acquired on February 29, 2000 from SCOA and the 349 licensed departments opened in stores owned by Variety on March 26, 2000. Offsetting the above actual and planned store openings, the Company closed one Repp Limited Big & Tall store and 66 JBI Footwear departments during the first quarter of fiscal 2001. The Company has plans to close approximately an additional five Casual Male Big & Tall stores, two Repp Ltd. Big & Tall stores, one Work `n Gear store and 110 JBI Footwear departments (including 99 additional Shopko licensed shoe departments) during the second through fourth quarters of fiscal 2001. See Note 8 to the Financial Statements. The closing of the shoe departments in the Lamonts stores and their subsequent reopening in the new Gottschalks stores have been excluded from the planned store openings and closings discussed above. See Note 3 to the Financial Statements.

     On April 14, 2000, the Company's Work `n Gear subsidiary entered into a letter of intent to operate licensed workwear departments beginning in August 2000 in 19 Super Shoe Stores operated by H.H. Brown Retail, Inc., a subsidiary of Berkshire Hathaway, Inc. The departments that will be operated by the Company pursuant to this arrangement are not included in the Work `n Gear planned store openings provided above.

     Statements in this Quarterly Report on Form 10-Q regarding planned store and licensed footwear department openings are forward looking statements. The Company's ability to open new stores and to operate and expand its licensed footwear department program successfully depends upon, among other things, the Company's capital resources, the availability of suitable sites and construction services and its ability to negotiate favorable rents and other lease and license terms.

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

Outlook: Important Factors and Uncertainties.
---------------------------------------------

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this Quarterly Report on Form 10-Q which are not historical facts, including statements about the Company's or management's confidence or expectations, plans for opening new stores and other retail locations, opportunities for sales growth or cost reductions and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially. The following are important factors, among others, that should be considered in evaluating these forward-looking statements and the Company's future prospects: general economic factors, weather conditions, dependence on footwear department licensors, dependence on foreign vendors, dependence on fashion and trends, the availability of appropriate real estate transactions and footwear department licensing opportunities, leverage, competition, centralized distribution, the availability of suitable employees, paper and postage costs, e-commerce technology and trade imbalances.

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

                                                   J. BAKER, INC.





                                                  By:   /s/ Alan I. Weinstein
                                                  ---------------------------
                                                  Alan I. Weinstein
                                                  President and Chief Executive
                                                  Officer

Date:    Canton, Massachusetts
         June 12, 2000

                                                  By:   /s/ Elizabeth C. White
                                                  ----------------------------
                                                  Elizabeth C. White
                                                  First Senior Vice President,
                                                  Chief Financial Officer
                                                  and Treasurer

Date:    Canton, Massachusetts
         June 12, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               -------------------

                                    EXHIBITS

                                   Filed with

                          Quarterly Report on Form 10-Q

                                       of

                                 J. BAKER, INC.

                               555 Turnpike Street

                                Canton, MA 02021

                      For the Quarter ended April 29, 2000

                                  EXHIBIT INDEX

Exhibit                                                                                 Page No.
-------                                                                                 --------

10.  Material Contracts


     [.01]  Third Amendment to Executive Employment Agreement between                       *
            J. Baker, Inc. and Thomas Konecki dated April 25, 2000, attached.

     [.02]  Letter Agreement dated December 28, 1999 between J. Baker, Inc.'s               *
            Compensation Committee and Alan I. Weinstein, attached.


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