Form 10-Q
period 2000-07-29
BAKER J INC
filed 2000-09-11
CIK 792570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 29, 2000

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

                                    YES  X    NO
                                        ----     ----

         14,068,698 shares of common stock were outstanding on July 29, 2000.

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 July 29, 2000 (unaudited) and January 29, 2000

                                                                  July 29,             January 29,
        Assets                                                     2000                   2000
        ------                                                     ----                   ----
Current assets:
    Cash and cash equivalents                                  $   1,653,498         $   5,486,290
    Accounts receivable:
        Trade, net                                                12,456,575            11,544,036
        Other                                                      3,100,310             3,870,115
                                                                 -----------           -----------
                                                                  15,556,885            15,414,151
                                                                 -----------           -----------

    Merchandise inventories                                      250,009,796           206,790,453
    Prepaid expenses                                               9,133,571             4,730,806
    Deferred income taxes, net                                     2,924,000             2,924,000
                                                                 -----------           -----------
             Total current assets                                279,277,750           235,345,700
                                                                 -----------           -----------

Property, plant and equipment, at cost:

    Land and buildings                                            19,839,687            19,726,648
    Furniture, fixtures and equipment                             93,221,168            83,098,450
    Leasehold improvements                                        35,065,680            32,806,415
                                                                 -----------           -----------
                                                                 148,126,535           135,631,513
    Less accumulated depreciation and amortization                71,675,352            65,098,471
                                                                 -----------           -----------
             Net property, plant and equipment                    76,451,183            70,533,042
                                                                 -----------           -----------

Deferred income taxes, net                                        51,328,443            53,423,000
Other assets, at cost, less accumulated amortization              15,716,076            17,325,421
                                                                 -----------           -----------
                                                               $ 422,773,452         $ 376,627,163
                                                                 ===========           ===========
        Liabilities and Stockholders' Equity
        ------------------------------------
Current liabilities:
    Current portion of long-term debt                          $   3,855,272         $  13,867,302
    Accounts payable                                              72,430,237            84,089,991
    Accrued expenses                                              12,207,649            12,052,606
    Income taxes payable                                                   -               352,302
                                                                 -----------           -----------
             Total current liabilities                            88,493,158           110,362,201
                                                                 -----------           -----------

Other liabilities                                                  2,439,987             2,474,540
Long-term debt, net of current portion                           159,093,131            96,211,132
Senior subordinated debt                                           8,082,000             7,500,000
Convertible subordinated debt                                     70,353,000            70,353,000

Stockholders' equity                                              94,312,176            89,726,290
                                                                 -----------           -----------
                                                               $ 422,773,452         $ 376,627,163
                                                                 ===========           ===========










See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Statements of
                         Earnings For the quarters ended
                         July 29, 2000 and July 31, 1999
                                   (Unaudited)

                                                                   Quarter                   Quarter
                                                                    Ended                     Ended
                                                                July 29, 2000             July 31, 1999
                                                                -------------             -------------
Net sales                                                       $190,029,161              $169,247,687

Cost of sales                                                    101,393,688                91,947,529
                                                                 -----------               -----------

      Gross profit                                                88,635,473                77,300,158

Selling, administrative and general expenses                      73,802,659                63,473,743

Depreciation and amortization                                      4,202,808                 4,228,082
                                                                 -----------               -----------

      Operating income                                            10,630,006                 9,598,333

Net interest expense                                               5,225,134                 4,326,305
                                                                 -----------               -----------

      Earnings before income taxes                                 5,404,872                 5,272,028

Income tax expense                                                 1,945,000                 1,898,000
                                                                 -----------               -----------

      Net earnings                                              $  3,459,872              $  3,374,028
                                                                 ===========               ===========

Net earnings per common share:

      Basic                                                     $       0.25              $       0.24
                                                                 ===========               ===========
      Diluted                                                   $       0.23              $       0.23
                                                                 ===========               ===========

Number of shares used to compute net earnings per common share:

      Basic                                                       14,067,526                14,064,619
                                                                 ===========               ===========
      Diluted                                                     18,724,765                14,617,942
                                                                 ===========               ===========

Dividends declared per share                                    $      0.015              $      0.015
                                                                 ===========               ===========














See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Statements of
                        Earnings For the six months ended
                         July 29, 2000 and July 31, 1999
                                   (Unaudited)

                                                                 Six Months                Six Months
                                                                    Ended                     Ended
                                                                July 29, 2000             July 31, 1999
                                                                -------------             -------------
Net sales                                                       $360,086,373              $298,440,297

Cost of sales                                                    191,305,266               160,920,637
                                                                 -----------               -----------

      Gross profit                                               168,781,107               137,519,660

Selling, administrative and general expenses                     142,573,784               115,194,128

Depreciation and amortization                                      8,240,334                 7,716,697
                                                                 -----------               -----------

      Operating income                                            17,966,989                14,608,835

Net interest expense                                              10,149,236                 7,804,817
                                                                 -----------               -----------

      Earnings before income taxes                                 7,817,753                 6,804,018

Income tax expense                                                 2,813,000                 2,450,000
                                                                 -----------               -----------

      Net earnings                                              $  5,004,753               $ 4,354,018
                                                                 ===========                ==========

Net earnings per common share:

      Basic                                                     $       0.36              $       0.31
                                                                 ===========               ===========
      Diluted                                                   $       0.35              $       0.30
                                                                 ===========               ===========

Number of shares used to compute net earnings per common share:

      Basic                                                       14,067,526                14,064,573
                                                                 ===========               ===========
      Diluted                                                     14,433,197                14,303,692
                                                                 ===========               ===========

Dividends declared per share                                    $      0.030              $      0.030
                                                                 ===========               ===========














See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash
                     Flows For the six months ended July 29,
                             2000 and July 31, 1999
                                   (Unaudited)

                                                                             July 29, 2000   July 31, 1999
                                                                             -------------   -------------
Cash flows from operating activities:
    Net earnings                                                              $  5,004,753    $  4,354,018
    Adjustments to reconcile net earnings to net cash
      used in operating activities:
       Depreciation and amortization:
           Fixed assets                                                          6,576,881       6,607,275
           Deferred charges, intangible assets and
             deferred financing costs                                            2,245,453       1,329,400
       Deferred income taxes, net                                                2,094,557       2,174,387
       Change in:
           Accounts receivable                                                    (142,734)     (3,155,727)
           Merchandise inventories                                             (32,389,981)     (7,627,839)
           Prepaid expenses                                                     (4,402,765)     (3,234,164)
           Accounts payable                                                    (11,659,754)     (3,823,835)
           Accrued expenses                                                      1,530,043       7,329,774
           Income taxes payable/receivable                                        (352,302)     (1,811,701)
           Other liabilities                                                        25,279         (31,619)
                                                                              ------------    ------------
               Net cash provided by (used in) operating activities             (31,470,570)      2,109,969
                                                                              ------------    ------------

Cash flows from investing activities: Capital expenditures for:

       Property, plant and equipment                                           (10,181,077)     (5,304,957)
       Other assets                                                               (673,500)       (989,648)
    Proceeds from sales of footwear businesses                                     614,161         887,903
    Net cash paid in acquisition of assets of SCOA                             (14,518,307)           --
    Assets acquired of Repp Ltd. Big & Tall businesses                                --       (26,202,347)
                                                                              ------------    ------------
              Net cash used in investing activities                            (24,758,723)    (31,609,049)
                                                                              ------------    ------------

Cash flows from financing activities:

    Repayment of senior debt                                                          --        (1,500,000)
    Proceeds from long-term debt                                                51,640,433      20,191,350
    Proceeds from senior subordinated debt                                            --        10,000,000
    Repayment of chattel loan                                                    1,557,250            --
    Repayment of mortgage payable                                                 (327,714)       (299,608)
    Payment of mortgage escrow, net                                                (54,601)         11,560
    Proceeds from issuance of common stock, net of retirements                       3,172           2,438
    Payment of dividends                                                          (422,039)       (421,933)
                                                                              ------------    ------------
              Net cash provided by financing activities                         52,396,501      27,983,807
                                                                              ------------    ------------

              Net decrease in cash                                              (3,832,792)     (1,515,273)

Cash and cash equivalents at beginning of year                                   5,486,290       3,679,115
                                                                              ------------    ------------

Cash and cash equivalents at end of period                                    $  1,653,498    $  2,163,842
                                                                              ============    ============

Supplemental disclosure of cash flow information: Cash paid for:

    Interest                                                                  $  9,674,497    $  7,667,243
    Income taxes                                                                   868,496       2,087,315
                                                                              ============    ============

Schedule of non-cash financing activity:

    Warrants issued with senior subordinated debt                                     --         3,300,000
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

     For the quarters and six months ended July 29, 2000 and July 31, 1999, the calculation of diluted earnings per common share includes the dilutive effect of outstanding stock options and warrants. Included in this calculation for the quarter ended July 29, 2000 is the dilutive effect of common stock issuable under the 7% convertible subordinated notes due 2002. For the six months ended July 29, 2000 and the quarter and six months ended July 31, 1999, the stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation because its effect would be antidilutive.

     Net earnings and shares used to compute net earnings per common share, basic and diluted, are reconciled below:

                                                             Quarters Ended             Six Months Ended
                                                        ---------------------------   ----------------------
                                                           July 29,      July 31,      July 29,     July 31,
                                                            2000          1999          2000          1999
                                                            ----          ----          ----          ----

Numerator for earnings per common share calculation:
     Net earnings available to common
       shareholders, basic                               $ 3,459,872   $ 3,374,028   $ 5,004,753   $ 4,354,018
     Dilutive effect of convertible
       subordinated notes                                $   784,000   $    --       $      --     $      --
                                                         -----------   -----------   -----------   -----------
     Net earnings available to common
       shareholders, diluted                             $ 4,243,872   $ 3,374,028   $ 5,004,753   $ 4,354,018
                                                         -----------   -----------   -----------   -----------

Denominator for earnings per common share calculation:

     Weighted average common shares, basic                14,067,526    14,064,619    14,067,526    14,064,573
     Effect of dilutive securities:
         Convertible subordinated notes                    4,341,085          --            --            --
         Stock options                                       316,154       553,323       365,671       239,119
                                                         -----------   -----------   -----------   -----------
     Weighted average common shares, diluted              18,724,765    14,617,942    14,433,197    14,303,692
                                                         -----------   -----------   -----------   -----------

Basic earnings per common share                          $      0.25   $      0.24   $      0.36   $      0.31
                                                         ===========   ===========   ===========   ===========
Diluted earnings per common share                        $      0.23   $      0.23   $      0.35   $      0.30
                                                         ===========   ===========   ===========   ===========

3] The Company is a specialty retailer conducting business through retail stores in two business segments: apparel and footwear. The Company also operates catalog, e-commerce and other direct selling and marketing businesses. The Company's chief operating decision-maker, the Chief Executive Officer, evaluates the performance of the Company's segments based on operating profit and cash flow. Operating profit includes all revenues and direct expenses attributable to the segment and excludes certain expenses that are managed outside the segment, primarily general corporate expenses. General corporate expenses are comprised primarily of administrative functions, such as management, finance, information systems and human resources.

     Net sales and operating profits for each of the Company's business segments are set forth below. There are no material inter-segment revenues.

                                                             Quarters Ended                 Six Months Ended
                                                     ----------------------------     -------------------------
                                                       July 29,         July 31,        July 29,      July 31,
                                                         2000             1999            2000          1999
                                                         ----             ----            ----          ----
                                                             (in thousands)                 (in thousands)
Apparel

       Net sales                                      $ 110,422        $  97,761       $ 213,907     $ 171,959
       Operating profit                                  11,253            8,965          20,067        15,978

Footwear

       Net sales                                      $  79,607        $  71,486       $ 146,179     $ 126,481
       Operating profit                                   5,047            6,272           9,473         9,890

Consolidated

       Net sales                                      $ 190,029        $ 169,247       $ 360,086     $ 298,440
       Operating profit before general
            corporate expense                            16,300           15,237          29,540        25,868
       General corporate expense                         (5,670)          (5,639)        (11,573)      (11,259)
       Interest expense, net                             (5,225)          (4,326)        (10,149)       (7,805)

       Earnings before income taxes                   $   5,405        $   5,272       $   7,818     $   6,804


4] On February 11, 2000, the Company entered into an agreement to purchase the ongoing assets of Shoe Corporation of America ("SCOA") and, on February 29, 2000, the transaction was consummated. The purchase price paid by the Company to acquire the ongoing assets of SCOA, which consisted primarily of inventory and fixed assets, was $14.5 million. As part of this acquisition, the Company acquired the rights to operate 204 licensed footwear departments in moderate department and specialty stores nationwide. In addition, pursuant to the terms of the acquisition agreement, SCOA agreed to provide the Company with certain transition services, all of which were terminated by the Company on May 31, 2000. The Company financed the SCOA acquisition with cash and borrowings available under its revolving credit agreement. The acquisition was deemed not to be significant in accordance with SEC guidelines, and accordingly proforma information is not presented. The net purchase price was allocated as follows:

        Merchandise inventories                       $ 12,204,362
        Property, plant and equipment                    2,313,945
                                                       -----------
        Total purchase price                          $ 14,518,307
                                                       ===========

     Of the licensed footwear departments acquired from SCOA, 38 were in department stores operated by Lamonts Apparel, Inc. ("Lamonts"). Lamonts, a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code, as amended, entered into an Asset Purchase Agreement with Gottschalks Inc. ("Gottschalks") as of April 24, 2000, by which Gottschalks agreed to acquire, among other things, Lamonts' real estate leases and certain store assets (excluding inventory). The U.S. Bankruptcy Court for the Western District of Washington at Seattle approved this transaction and the Asset Purchase Agreement on May 16, 2000. The Company and Gottschalks have entered into an agreement by which the Company will continue to operate licensed footwear departments in the Gottschalks stores formerly operated by Lamonts.

     On February 24, 2000, the Company entered into an agreement with Variety Wholesalers, Inc. ("Variety") to begin operating 349 shoe departments in the Variety Wholesale chain, which includes Maxway and Bargain Town stores, on March 26, 2000. The Company made payments to Variety of approximately $2.7 million in respect of this agreement, primarily for inventory.

     5] On May 23, 1999, the Company acquired substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions of Edison Brothers Stores, Inc. ("Edison Brothers"). The net purchase price for the acquired assets, which primarily consisted of inventory and fixed assets for the 128 retail stores in the United States and the Repp Ltd. By Mail catalogs, was $27.0 million.


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

7] On June 23, 1995, Bradlees Stores, Inc. ("Bradlees"), a licensor of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. At the time of the bankruptcy filing, the Company had outstanding accounts receivable of approximately $1.8 million due from Bradlees. On April 13, 1998, Bradlees filed its Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the Southern District of New York, which, as amended, was confirmed on November 18, 1998. The Plan became effective on February 2, 1999 (the "Effective Date"), the Company's license agreement with Bradlees was amended and assumed and the reorganized Bradlees emerged from bankruptcy. Pursuant to the amended agreement, ten days after the Effective Date, Bradlees made a cash distribution to the Company in the amount of $360,000 and shall pay the unpaid balance of the Company's pre-petition claim in thirty-six equal monthly installments, which commenced on March 1, 1999, with interest payable on the unpaid balance outstanding commencing with the seventh monthly payment. As provided in the amended licensed agreement, upon the occurrence of certain events, the entire unpaid balance of the Company's claim shall be paid within 30 days after such occurrence, without penalty or interest. The Company's sales in the Bradlees chain for the six months ended July 29, 2000 were $24.1 million.

8] In October 1999, the Company entered into an agreement to terminate the relationship between the licensed footwear division and Shopko Stores, Inc. ("Shopko"). The agreement called for the orderly phasing out of operations and liquidation of inventory, which liquidation was completed on June 3, 2000. The Company operated 146 licensed footwear departments in Shopko stores during fiscal year 2000 and began liquidation sales from all such stores during the first quarter of fiscal 2001 and completed them during the second quarter of fiscal 2001.

9] In August 2000, the Company amended its credit agreement with a group of lenders led by Fleet Retail Finance (formerly know as BankBoston Retail Finance) to increase by $10 million its revolving credit facility to $160 million.

     Also in August 2000, the Company amended the prepayment terms under its $25 million Term Loan provided by Back Bay Capital Funding LLC. As amended, if the Company achieves certain levels of availability under the Revolver, the Company may prepay $5 million of principal on or after December 31, 2000, and an additional $5 million on or after May 1, 2001.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS.

STATEMENTS MADE OR INCORPORATED INTO THIS QUARTERLY REPORT MAY INCLUDE A NUMBER OF FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE", "PLANS" AND WORDS OF SIMILAR IMPORT, WHICH EXPRESS MANAGEMENT'S BELIEF, EXPECTATION OR INTENT REGARDING THE COMPANY'S FUTURE PERFORMANCE. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES ARE DESCRIBED IN THE SECTION ENTITLED "OUTLOOK: IMPORTANT FACTORS AND UNCERTAINTIES" FOUND ON PAGE 13 OF THIS QUARTERLY REPORT.

All references herein to fiscal 2001 and fiscal 2000 relate to the years ending February 3, 2001 and January 29, 2000, respectively.

Results of Operations
---------------------

     First Six Months of Fiscal 2001 versus First Six Months of Fiscal 2000

     The Company's net sales increased by $61.7 million to $360.1 in the first six months of fiscal 2001 from $298.4 million in the first six months of fiscal 2000, primarily due to a $32.7 million increase in sales generated by the Repp Ltd. Big & Tall stores and the Repp Ltd. By Mail catalog, which were acquired by the Company on May 23, 1999, and $27.6 million in sales generated by the licensed footwear departments acquired from SCOA by the Company on February 29, 2000. Sales in the Company's apparel operations increased by $41.9 million to $213.9 in the first six months of fiscal 2001 from $172.0 million in the first six months of fiscal 2000, primarily due to the $32.7 million sales increase in the Repp businesses and a 5.9% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work 'n Gear stores which were open in corresponding weeks of the two comparison periods). Sales in the Company's footwear operations increased by $19.7 million to $146.2 million in the first six months of fiscal 2001 from $126.5 million in the first six months of fiscal 2000, primarily due to sales of $27.6 million in the new licensed footwear departments acquired from SCOA. This increase was partially offset by a sales decrease of $10.5 million in the 146 Shopko stores closed in the Company's JBI Footwear division in the first six months of fiscal 2001, coupled with a comparable retail footwear store sales decrease of 2.4% in the first six months of fiscal 2001 (comparable retail footwear store sales increases/decreases are based upon comparisons of weekly sales volume in licensed footwear departments which were open in corresponding weeks of the two comparison periods).

     The Company's cost of sales constituted 53.1% of sales in the first six months of fiscal 2001, as compared to 53.9% of sales in the first six months of fiscal 2000. Cost of sales in the Company's apparel operations was 50.6% of sales in the first six months of fiscal 2001, as compared to 51.2% of sales in the first six months of fiscal 2000. The decrease in such percentage was primarily attributable to a higher initial markup on merchandise purchases. Cost of sales in the Company's footwear operations was 56.8% of sales in the first six months of fiscal 2001, as compared to 57.7% of sales in the first six months of fiscal 2000. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales, due to the lower markdown rate on sales in the licensed departments acquired from SCOA versus the Company's other licensed departments.

     Selling, administrative and general expenses increased $27.4 million, or 23.8%, to $142.6 million in the first six months of fiscal 2001 from $115.2 million in the first six months of fiscal 2000, primarily due to the acquisition of the Repp businesses in May 1999 and the acquisition of the licensed footwear departments from SCOA at the end of February 2000. As a percentage of sales, selling, administrative and general expenses were 39.6% of sales in the first six months of fiscal 2001, as compared to 38.6% of sales in the first six months of fiscal 2000. Selling, administrative and general expenses in the Company's apparel operations were 40.9% of sales in the first six months of fiscal 2001 as compared to 40.4% of sales in the first six months of fiscal 2000. This increase was primarily due to the acquisition of the Repp businesses, which have higher selling, administrative and general expenses as a percentage of sales than the Company's existing Casual Male Big & Tall and Work 'n Gear divisions. Selling, administrative and general expenses in the Company's footwear operations were 37.7% of sales in the first six months of fiscal 2001, as compared to 36.2% of sales in the first six months of fiscal 2000. This increase was primarily due to the decrease in comparable retail footwear store sales and to an increase in store level expenses.

     Depreciation and amortization expense increased by $524,000 to $8.2 million in the first six months of fiscal 2001 from $7.7 million in the first six months of fiscal 2000, primarily due to an increase in depreciable and amortizable assets.

     As a result of the above, the Company's operating income increased by $3.4 million to $18.0 million in the first six months of fiscal 2001 from $14.6 million in the first six months of fiscal 2000. As a percentage of sales, operating income was 5.0% in the first six months of fiscal 2001 as compared to 4.9% in the first six months of fiscal 2000.

     Net interest expense increased by $2.3 million to $10.1 million in the first six months of fiscal 2001 from $7.8 million in the first six months of fiscal 2000, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in the first six months of fiscal 2001 versus the first six months of fiscal 2000.

     Taxes on earnings for the first six months of fiscal 2001 were $2.8 million, yielding an effective tax rate of 36.0%, as compared to taxes on earnings of $2.5 million for the first six months of fiscal 2000, yielding an effective tax rate of 36.0%.

     Net earnings for the first six months of fiscal 2001 were $5.0 million, as compared to net earnings of $4.4 million in the first six months of fiscal 2000, an increase of 14.9%.

       Second Quarter of Fiscal 2001 versus Second Quarter of Fiscal 2000

     The Company's net sales increased by $20.8 million to $190.0 million in the second quarter of fiscal 2001 from $169.2 million in the second quarter of fiscal 2000, primarily due to $16.6 million in sales generated by the licensed footwear departments acquired from SCOA by the Company on February 29, 2000 and a $7.9 million increase in sales generated by the Repp businesses, which were acquired by the Company on May 23, 1999. Sales in the Company's apparel operations increased by $12.6 million to $110.4 million in the second quarter of fiscal 2001 from $97.8 million in the second quarter of fiscal 2000, primarily due to the aforementioned acquisition of the Repp businesses in the second quarter of fiscal 2000, and a 5.1% increase in comparable apparel store sales. Sales in the Company's footwear operations increased by $8.1 million to $79.6 million in the second quarter of fiscal 2001 from $71.5 million in the second quarter of fiscal 2000, primarily due the $16.6 million in sales generated by the aforementioned SCOA acquisition in the first quarter of fiscal 2001 and $2.6 million in sales generated by 349 stores acquired from Variety Wholesalers Inc. The increase was partially offset by a sales decrease of $9.2 million in the Shopko stores closed in the Company's JBI Footwear division during the second quarter of fiscal 2001 and a 5.1% decrease in comparable retail footwear store sales.

     The Company's cost of sales constituted 53.4% of sales in the second quarter of fiscal 2001, as compared to 54.3% of sales in the second quarter of fiscal 2000. Cost of sales in the Company's apparel operations was 50.7% of sales in the second quarter of fiscal 2001, as compared to 51.4% of sales in the second quarter of fiscal 2000. The decrease in such percentage was primarily attributable to a higher initial markup on merchandise purchases, partially offset by higher markdowns as a percentage of sales. Cost of sales in the Company's footwear operations was 57.0% of sales in the second quarter of fiscal 2001, as compared to 58.3% of sales in the second quarter of fiscal 2000. The decrease in such percentage was primarily attributable to lower markdowns as a percentage of sales, partially due to the lower markdown rate on sales in the licensed departments acquired from SCOA versus the Company's other licensed departments.

     Selling, administrative and general expenses increased $10.3 million, or 16.3%, to $73.8 million in the second quarter of fiscal 2001 from $63.5 million in the second quarter of fiscal 2000, primarily due to the acquisition of the Repp businesses in the middle of the second quarter of fiscal 2000 and the acquisition of the licensed footwear departments from SCOA in the first quarter of fiscal 2001. As a percentage of sales, selling, administrative and general expenses were 38.8% of sales in the second quarter of fiscal 2001, as compared to 37.5% of sales in the second quarter of fiscal 2000. Selling, administrative and general expenses in the Company's apparel operations were 39.8% of sales in the second quarter of fiscal 2001, which was comparable to 39.8% of sales in the second quarter of fiscal 2000. Selling, administrative and general expenses in the Company's footwear operations were 37.5% of sales in the second quarter of fiscal 2001, as compared to 34.4% of sales in the second quarter of fiscal 2000. This increase was primarily due to the decrease in comparable retail footwear store sales and to an increase in store level expenses.

     The Company's operating income increased by $1.0 million to $10.6 million in the second quarter of fiscal 2001 from $9.6 million in the second quarter of fiscal 2000. As a percentage of sales, operating income was 5.6% in the second quarter of fiscal 2001, as compared to 5.7% in the second quarter of fiscal 2000.

     Net interest expense increased by $899,000 to $5.2 million in the second quarter of fiscal 2001 from $4.3 million in the second quarter of fiscal 2000, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in the second quarter of fiscal 2001 versus the second quarter of fiscal 2000.

     Taxes on earnings for the second quarter of fiscal 2001 were $1.9 million, yielding an effective tax rate of 36.0%, as compared to taxes on earnings of $1.9 million for the second quarter of fiscal 2000, yielding an effective tax rate of 36.0%.

     Net earnings for the second quarter of fiscal 2001 were $3.5 million, as compared to net earnings of $3.4 million in the second quarter of fiscal 2000, an increase of 2.5%.

Financial Condition
-------------------

                      July 29, 2000 versus January 29, 2000

     The increase in merchandise inventories at July 29, 2000 from January 29, 2000 was primarily due to the acquisition of the licensed footwear departments from SCOA and a seasonal increase in the average inventory level per location. The ratio of accounts payable to merchandise inventories was 29.0% at July 29, 2000, as compared to 40.7% at January 29, 2000 and 27.3% at July 31, 1999.

     The increase in prepaid expenses at July 29, 2000 from January 29, 2000 is similar to the normal seasonal increase in prepaid expenses at July 31, 1999 versus January 30, 1999. At July 29, 2000 as compared to July 31, 1999, the increase in prepaid expenses is primarily due to costs incurred to produce direct mail catalogs,from which the Company is still selling or will sell in the future.

     The increase in net property, plant and equipment at July 29, 2000 from January 29, 2000 was the result of capital additions of $12.5 million, including $2.3 million in fixed assets acquired from SCOA.

     The increase in long-term debt, net of current portion, at July 29, 2000 from January 29, 2000 was primarily due to additional bank borrowings to meet seasonal working capital needs, fund capital expenditures and fund the purchase of the assets acquired from SCOA.

Liquidity and Capital Resources

     In August 1999, the Company established a total of $184 million in bank financing arrangements, comprised of a $150 million revolving credit facility, a $25 million term loan and a $9 million chattel loan. These three facilities, all of which mature in May 2002, amended or replaced $160 million in previously existing bank credit facilities which would have otherwise expired in May 2000 and May 2001.

     In August 2000, the Company amended its revolving line of credit (the "Revolver") which is provided by a group of lenders led by Fleet Retail Finance (formerly known as BankBoston Retail Finance Inc.) to increase by $10 million its revolving credit facility to $160 million. Aggregate borrowings under the Revolver are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Revolver bear interest at variable rates and can be in the form of loans and letters of credit.

     The Company's revolving credit facility contains various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends, the maintenance of specified financial ratios and other financial criteria. As of July 29, 2000, the Company was in compliance with all such covenants.

     The $25 million term loan (the "Term Loan") was provided by Back Bay Capital Funding LLC. Borrowings under the Term Loan bear interest at 16% per year. In August 2000, the Company amended the prepayment terms under its $25 million Term Loan provided by Back Bay Capital Funding LLC. As amended, if the Company achieves certain levels of availability under the Revolver, the Company may prepay $5 million of principal on or after December 31, 2000, and an additional $5 million on or after May 1, 2001. As of the filing date of this Form 10-Q, there is $25 million outstanding under the Term Loan.

     The $9 million chattel loan (the "Chattel Loan"), which was provided by BancBoston Leasing Inc., is payable in equal monthly installments of principal and interest and bears interest at 10.35%.

     Each of the Revolver, the Term Loan and the Chattel Loan is secured by substantially all of the assets of the Company.

     As of July 29, 2000, the Company had aggregate borrowings outstanding under the Revolver totaling $122.9 million, consisting of loans and obligations under letters of credit.

     Net cash used in operating activities for the first six months of fiscal 2001 was $31.5 million, as compared to net cash provided by operating activities of $2.1 million in the first six months of fiscal 2000. The $33.6 million change was primarily due to a larger increase in expenditures for merchandise inventories in the first six months of fiscal 2001 versus the first six months of fiscal 2000 primarily due to the acquisitions of the licensed footwear departments from SCOA in February 2000 and the licensed footwear departments in the Variety chain in March 2000, coupled with a larger decrease in accounts payable and a smaller increase in accrued expenses in the first six months of fiscal 2001 versus the first six months of fiscal 2000.

     Net cash used in investing activities for the first six months of fiscal 2001 was $24.8 million, as compared to net cash used in investing activities of $31.6 million in the first six months of fiscal 2000. The $6.8 million change was primarily due to the acquisition of the Repp businesses in May 1999, partially offset by additional capital expenditures in the first six months of fiscal 2001 versus the first six months of fiscal 2000 and the acquisition of the licensed footwear departments from SCOA in February 2000.

     Net cash provided by financing activities for the first six months of fiscal 2001 was $52.4 million, as compared to net cash provided by financing activities of $28.0 million in the first six months of fiscal 2000. The $24.4 million change was primarily due to the net borrowing of $51.6 million under the Company's revolving lines of credit during the first six months of fiscal 2001 versus the net borrowing of $20.2 million during the first six months of fiscal 2000. This increase in borrowings under the Company's revolving lines of credit is primarily due to net cash used in operating activities, coupled with the acquisition of the licensed footwear departments from SCOA, each as described above. The increase was partially offset by the incurrence of $10.0 million of new senior subordinated debt for the Repp acquisition in the first six months of fiscal 2000.

     Excluding furniture, fixtures, equipment and leasehold improvements of $2.3 million acquired with the licensed footwear departments from SCOA, the Company invested $10.2 million in capital expenditures during the first six months of fiscal 2001. Excluding furniture, fixtures, equipment and leasehold improvements of $3.0 million acquired with the Repp businesses, the Company invested $5.3 million in capital expenditures during the first six months of fiscal 2000. The Company's capital expenditures generally relate to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

     Following is a table showing actual and planned store openings by division for fiscal 2001:

                                         Actual Openings            Planned Openings                  Total
                                         First and Second           Third and Fourth             Actual/Planned
         Division                     Quarters Fiscal 2001         Quarters Fiscal 2001              Openings
         --------                     --------------------         --------------------              --------
         Casual Male                          14                           10                           24
         Repp Ltd. Big &Tall                   2                            3                            5
         Work 'n Gear                          3                            2                            5
         JBI Footwear                        599                           87                          686


     The actual store openings for the first six months for JBI Footwear include the 204 licensed footwear departments acquired on February 29, 2000 from SCOA and the 349 licensed shoe departments opened in stores owned by Variety on March 26, 2000. The planned openings for the last six months for JBI Footwear include 36 Gottschalks licensed shoe departments.

     Offsetting the above actual and planned store openings, the Company closed two Casual Male stores, one Repp Ltd. Big & Tall store, 219 JBI Footwear departments (including 146 Shopko licensed shoe departments and 38 Lamonts licensed shoe departments) during the first six months of fiscal 2001. The Company has plans to close approximately an additional one Casual Male store, nine Repp Ltd. Big & Tall stores and eight JBI Footwear departments during the third and fourth quarters of fiscal 2001.

     Effective June 21, 2000, the Company's Work 'n Gear subsidiary entered into an agreement to operate licensed workwear departments in 19 Super Shoe Stores operated by H.H. Brown Retail, Inc., a subsidiary of Berkshire Hathaway, Inc. The departments that will be operated by the Company beginning in the third quarter of fiscal 2001 pursuant to this arrangement are not included in the Work `n Gear planned store openings provided above.

     Statements in this Quarterly Report on Form 10-Q regarding planned store and licensed department openings are forward looking statements. The Company's ability to open new stores and to operate and expand its licensed department program successfully depends upon, among other things, the Company's capital resources, the availability of suitable sites and construction services and its ability to negotiate favorable rents and other lease and license terms.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) The registrant's annual meeting of stockholders was held on June 6, 2000 (the "Meeting").

(b) Messrs. Douglas J. Kahn, Harold Leppo and Stuart M. Glasser and Ms. Nancy Ryan were elected Class II directors at the Meeting, each for a three-year term. The term of office for the following directors continued after the
     Meeting: Messrs. Sherman N. Baker, Theodore M. Ronick, Melvin M. Rosenblatt, J. Christopher Clifford, David Pulver and Alan I. Weinstein.

(c) The stockholders voted on the ratification of the selection of KPMG LLP as independent auditors for the fiscal year ending February 3, 2001.

     The following votes were cast at the Meeting with respect to each nominee for Class II director:

                                     Total vote for       Total vote withheld
                                     each director        from each director
                                     -------------        ------------------

     Douglas J. Kahn                   11,769,585             1,572,079
     Harold Leppo                      13,191,750               149,914
     Stuart M. Glasser                 13,090,520               251,144
     Nancy Ryan                        13,090,275               251,389

     The following votes were cast at the Meeting with respect to the ratification of auditors:

     For:                              13,336,071
     Against:                               3,268
     Abstain:                               2,325

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

                                                J. BAKER, INC.




                                        By:  /s/ Alan I. Weinstein
                                        --------------------------
                                        Alan I. Weinstein
                                        President and Chief Executive Officer

Date:    Canton, Massachusetts
         September 11, 2000




                                        By:  /s/ Elizabeth C. White
                                        ---------------------------
                                        Elizabeth C. White
                                        First Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer

Date:    Canton, Massachusetts
         September 11, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                               -------------------

                                    EXHIBITS

                                   Filed with

                          Quarterly Report on Form 10-Q

                                       of

                                 J. BAKER, INC.

                               555 Turnpike Street

                                Canton, MA 02021

                       For the Quarter ended July 29, 2000

                                  EXHIBIT INDEX

Exhibit                                                                                             Page No.
-------                                                                                             --------

10.  Material Contracts
     ------------------

[.01]       First Amendment to 1999 Loan and Security Agreement by and among J. Baker, Inc.             *
            (as Borrower's representative), Morse Shoe, Inc., JBI Inc., JBI
            Apparel, Inc., The Casual Male, Inc., WGS Corp. and TCMB&T, Inc.
            and BankBoston Retail Finance Inc. (now known as Fleet Retail Finance), et al, and Back Bay Capital Funding LLC, dated August 10, 2000, attached.

[.02]       Second Amendment to 1999 Loan and Security Agreement by and among J. Baker, Inc.            *
            (as Borrower's representative), Morse Shoe, Inc., JBI Inc., JBI
            Apparel, Inc., The Casual Male, Inc., WGS Corp. and TCMB&T, Inc.
            and BankBoston Retail Finance Inc. (now known as Fleet Retail Finance), et al, and Back Bay Capital Funding LLC, dated August 22, 2000, attached.



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