Form 10-Q
period 2000-10-28
BAKER J INC
filed 2000-12-12
CIK 792570

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October 28, 2000
                                                 ----------------

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

                                    YES X       NO
                                       ---         ----
         14,068,798 shares of common stock were outstanding on October 28, 2000.

                         J. BAKER, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                October 28, 2000 (unaudited) and January 29, 2000

                                                          October 28,          January 29,
                                                             2000                 2000
                                                             ----                 ----
    Assets
    ------
Current assets:

    Cash and cash equivalents .........................   $  1,653,614         $  5,486,290
    Accounts receivable:
        Trade, net ....................................     13,481,994           11,544,036
        Other .........................................      3,405,969            3,870,115
                                                          ------------         ------------
                                                            16,887,963           15,414,151
                                                          ------------         ------------

    Merchandise inventories ...........................    171,684,853          206,790,453
    Prepaid expenses ..................................     10,160,003            4,730,806
    Deferred income taxes, net ........................      2,924,000            2,924,000
    Net assets of discontinued operations held for sale     88,504,254                 --
                                                          ------------         ------------
             Total current assets .....................    291,814,687          235,345,700
                                                          ------------         ------------

Property, plant and equipment, at cost:

    Land and buildings ................................     19,839,687           19,726,648
    Furniture, fixtures and equipment .................     62,510,423           83,098,450
    Leasehold improvements ............................     36,269,558           32,806,415
                                                          ------------         ------------
                                                           118,619,668          135,631,513
    Less accumulated depreciation and amortization ....     51,335,356           65,098,471
                                                          ------------         ------------
             Net property, plant and equipment ........     67,284,312           70,533,042
                                                          ------------         ------------

Deferred income taxes, net ............................     61,653,741           53,423,000
Other assets, at cost, less accumulated amortization ..     15,178,342           17,325,421
                                                          ------------         ------------
                                                          $435,931,082         $376,627,163
                                                          ============         ============
        Liabilities and Stockholders' Equity
        ------------------------------------
Current liabilities:

    Current portion of long-term debt .................   $  4,170,830         $ 13,867,302
    Accounts payable ..................................     71,437,380           84,089,991
    Accrued expenses ..................................     23,566,392           12,052,606
    Income taxes payable ..............................           --                352,302
                                                          ------------         ------------
             Total current liabilities ................     99,174,602          110,362,201
                                                          ------------         ------------

Other liabilities .....................................      2,385,776            2,474,540
Long-term debt, net of current portion ................    186,652,284           96,211,132
Senior subordinated debt ..............................      8,373,000            7,500,000
Convertible subordinated debt .........................     70,353,000           70,353,000

Stockholders' equity ..................................     68,992,420           89,726,290
                                                          ------------         ------------
                                                          $435,931,082         $376,627,163
                                                          ============         ============




See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
          For the quarters ended October 28, 2000 and October 30, 1999

                                   (Unaudited)

                                                                              Quarter          Quarter
                                                                               Ended            Ended
                                                                          October 28, 2000  October 30, 1999
                                                                          ----------------  ----------------
Net sales ...............................................................   $ 104,439,081    $  99,459,505

Cost of sales ...........................................................      52,620,794       49,633,329
                                                                            -------------    -------------

      Gross profit ......................................................      51,818,287       49,826,176

Selling, administrative and general expenses ............................      43,611,456       42,317,407

Depreciation and amortization ...........................................       3,054,467        3,108,426
                                                                            -------------    -------------

      Operating income ..................................................       5,152,364        4,400,343

Net interest expense ....................................................       3,413,457        2,810,230
                                                                            -------------    -------------

      Earnings from continuing operations before taxes ..................       1,738,907        1,590,113

Income tax expense ......................................................         627,000          571,000
                                                                            -------------    -------------
      Earnings from continuing operations ...............................       1,111,907        1,019,113

Discontinued operations:
      Earnings from discontinued operations, net
       of income tax expense of $0 and $230,000 .........................            --            410,242
      Loss on disposal of discontinued operations, net of
       income tax benefit of $10,375,000 and $0 .........................     (26,221,000)            --
                                                                            -------------    -------------
Earnings (loss) from discontinued operations ............................     (26,221,000)         410,242
                                                                            -------------    -------------
      Net earnings (loss) ...............................................   $ (25,109,093)   $   1,429,355
                                                                            =============    =============

Earnings (loss) per common share:

      Basic

       Continuing operations ............................................   $        0.08    $        0.07
                                                                            =============    =============
       Discontinued operations ..........................................           (1.86)            0.03
                                                                            =============    =============

       Earnings (loss) per common share, basic ..........................   $       (1.78)   $        0.10
                                                                            =============    =============

Earnings (loss) per common share:

      Diluted

       Continuing operations ............................................   $        0.08    $        0.07
                                                                            =============    =============
       Discontinued operations ..........................................           (1.85)            0.03
                                                                            =============    =============

       Earnings (loss) per common share, diluted ........................   $       (1.77)   $        0.10
                                                                            =============    =============

Number of shares used to compute earnings (loss) per common share

      Basic .............................................................      14,068,341       14,066,729
                                                                            =============    =============
      Diluted ...........................................................      14,166,236       14,592,665
                                                                            =============    =============

Dividends declared per share ............................................   $       0.015    $       0.015
                                                                            =============    =============

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
         For the nine months ended October 28, 2000 and October 30, 1999

                                   (Unaudited)

                                                                                Nine Months     Nine Months
                                                                                   Ended           Ended
                                                                             October 28, 2000 October 30, 1999
                                                                             ---------------- ----------------
Net sales .................................................................   $ 318,345,882    $ 271,418,306

Cost of sales .............................................................     160,902,766      137,631,656
                                                                              -------------    -------------

      Gross profit ........................................................     157,443,116      133,786,650

Selling, administrative and general expenses ..............................     131,104,349      112,261,569

Depreciation and amortization .............................................       8,661,369        8,055,575
                                                                              -------------    -------------

      Operating income ....................................................      17,677,398       13,469,506

Net interest expense ......................................................       9,715,677        7,079,330
                                                                              -------------    -------------

      Earnings from continuing operations before taxes ....................       7,961,721        6,390,176

Income tax expense ........................................................       2,866,000        2,299,000
                                                                              -------------    -------------
      Earnings from continuing operations .................................       5,095,721        4,091,176

Discontinued operations:
      Earnings from discontinued operations, net
       of income tax expense of $574,000 and $952,000 .....................       1,020,940        1,692,197
      Loss on disposal of discontinued operations, net of
       income tax benefit of $10,375,000 and $0 ...........................     (26,221,000)            --
                                                                              -------------    -------------
Earnings (loss) from discontinued operations ..............................     (25,200,060)       1,692,197
                                                                              -------------    -------------
      Net earnings (loss) .................................................   $ (20,104,339)   $   5,783,373
                                                                              =============    =============

Earnings (loss) per common share:

      Basic

       Continuing operations ..............................................   $        0.36    $        0.29
                                                                              =============    =============
       Discontinued operations ............................................           (1.79)            0.12
                                                                              =============    =============

       Earnings (loss) per common share, basic ............................   $       (1.43)   $        0.41
                                                                              =============    =============

Earnings (loss) per common share:

      Diluted

       Continuing operations ..............................................   $        0.36    $        0.28
                                                                              =============    =============
       Discontinued operations ............................................           (1.76)            0.12
                                                                              =============    =============

       Earnings (loss) per common share, diluted ..........................   $       (1.40)   $        0.40
                                                                              =============    =============

Number of shares used to compute earnings (loss) per common share:

      Basic ...............................................................      14,067,850       14,065,628
                                                                              =============    =============
      Diluted .............................................................      14,325,652       14,359,223
                                                                              =============    =============

Dividends declared per share ..............................................   $       0.045    $       0.045
                                                                              =============    =============

See accompanying notes to consolidated financial statements.

                         J. BAKER, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
        For the nine months ended October 28, 2000 and October 30, 1999

                                   (Unaudited)

                                                                   October 28, 2000  October 30, 1999
                                                                   ----------------  ----------------
Cash flows from operating activities:

    Earnings from continuing operations ...........................   $  5,095,721    $  4,091,176
    Adjustments to reconcile earnings from continuing
      operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization:
           Fixed assets ...........................................      5,628,583       5,739,605
           Deferred charges, intangible assets and
             deferred financing costs .............................      1,932,660       1,362,637
       Change in:
           Accounts receivable ....................................      1,221,394      (2,272,424)
           Merchandise inventories ................................    (52,362,655)    (33,893,029)
           Prepaid expenses .......................................     (3,837,084)     (1,470,404)
           Accounts payable .......................................     (5,435,639)     20,675,293
           Accrued expenses .......................................       (224,205)      6,791,300
           Other liabilities ......................................        (51,034)             --
                                                                      ------------    ------------
               Net cash provided by (used in) continuing operations    (48,032,259)      1,024,154
    Net cash used in discontinued operations ......................     (4,935,750)    (12,681,825)
                                                                      ------------    ------------
               Net cash used in operating activities ..............    (52,968,009)    (11,657,671)
                                                                      ------------    ------------

Cash flows from investing activities:

    Capital expenditures for:
       Property, plant and equipment ..............................    (16,016,993)     (9,578,468)
       Other assets ...............................................       (976,946)     (3,564,529)
    Net proceeds from sales of footwear businesses ................        614,161         887,903
    Net cash paid in acquisition of Repp Ltd. Big & Tall businesses             --     (26,202,347)
    Net cash paid in acquisition of SCOA ..........................    (14,518,307)             --
                                                                      ------------    ------------
              Net cash used in investing activities ...............    (30,898,085)    (38,457,441)
                                                                      ------------    ------------

Cash flows from financing activities:

    Repayment of senior debt ......................................             --      (1,500,000)
    Proceeds from (repayment of) revolving credit facilities ......     83,608,332      42,132,815
    Proceeds from senior subordinated debt ........................             --      10,000,000
    Repayment of chattel loan .....................................     (2,366,488)       (994,470)
    Repayment of mortgage payable .................................       (497,164)       (454,525)
    Payment of mortgage escrow, net ...............................        (81,731)         (6,433)
    Proceeds from issuance of common stock, net of retirements ....          3,541          11,438
    Payment of dividends ..........................................       (633,072)       (632,929)
                                                                      ------------    ------------
              Net cash provided by financing activities ...........     80,033,418      48,555,896
                                                                      ------------    ------------

              Net decrease in cash equivalents ....................     (3,832,676)     (1,559,216)

Cash and cash equivalents at beginning of year ....................      5,486,290       3,679,115
                                                                      ------------    ------------

Cash and cash equivalents at end of period ........................   $  1,653,614    $  2,119,899
                                                                      ============    ============

Supplemental disclosure of cash flow information:

    Cash paid for:
    Interest ......................................................   $ 13,709,651    $ 10,354,377
    Income taxes ..................................................      1,400,174       2,195,385
                                                                      ============    ============

Schedule of non-cash financing activity:

    Warrants issued with senior subordinated debt .................             --    $  3,300,000
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

2] The Company is a specialty retailer conducting business through retail apparel stores. The Company also operates catalog, e-commerce and other direct selling and marketing businesses. In November 2000, the Company announced it had entered into an agreement with an affiliate of Footstar, Inc. to sell substantially all of the assets of its JBI, Inc. and Morse Shoe, Inc. subsidiaries, which are the entities that comprise its footwear segment, in a transaction expected to yield approximately $60 million. See note 4.

3] Basic Earnings Per Share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding, after giving effect to all potentially dilutive common shares outstanding during the period.

     For the quarters and nine months ended October 28, 2000 and October 30, 1999, the calculation of diluted earnings per common share includes the dilutive effect of outstanding stock options and warrants. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures was not included in the calculation for the quarters and nine months ended October 28, 2000 and October 30, 1999 because its effect would be antidilutive.

     Net earnings (loss) and shares used to compute net earnings (loss) per common share, basic and diluted, are reconciled below:

                                                                   Quarters Ended                  Nine Months Ended
                                                                   --------------                  -----------------
                                                          October 28,        October 30,      October 28,      October 30,
                                                             2000               1999             2000             1999
                                                             ----               ----             ----             ----
Numerator for earnings (loss) per common share
calculation:
Earnings from continuing operations,
     basic and diluted ...............................  $      1,111,907   $     1,019,113    $     5,095,721   $    4,091,176
                                                        ================   ===============    ===============   ==============
Earnings (loss) from discontinued
     operations, basic and diluted ...................  $    (26,221,000)  $       410,242    $   (25,200,060)  $    1,692,197
                                                        ================   ===============    ===============   ==============

Denominator for earnings (loss) per common share calculation:
Weighted average common shares:

Basic ................................................        14,068,341        14,066,729         14,067,850       14,065,628
     Effect of dilutive securities:
        Stock options, warrants and
             performance share awards ................            97,895           525,936            257,802          293,595
                                                        ----------------   ---------------     --------------   --------------

Diluted ..............................................        14,166,236        14,592,665         14,325,652       14,359,223
                                                        ================   ===============    ===============   ==============
Earnings (loss) per common share, basic
     Continuing operations ...........................  $           0.08   $          0.07    $          0.36   $         0.29
     Discontinued operations .........................             (1.86)             0.03              (1.79)            0.12
                                                        ----------------   ---------------    ---------------   --------------

Earnings (loss) per common share, basic ..........  $          (1.78)  $          0.10    $         (1.43)  $         0.41
                                                        ================   ===============    ===============   ==============

Earnings (loss) per common share, diluted
     Continuing operations ...........................  $           0.08   $          0.07    $          0.36   $         0.28
     Discontinued operations .........................             (1.85)             0.03              (1.76)            0.12
                                                        ----------------   ---------------    ---------------   --------------

Earnings (loss) per common
     share, diluted ..................................  $          (1.77)  $          0.10    $         (1.40)  $         0.40
                                                        ================   ===============    ===============   ==============



4] In November 2000, the Company announced it had entered into an agreement with an affiliate of Footstar, Inc. to sell substantially all of the assets of its JBI, Inc. and Morse Shoe, Inc. subsidiaries, which are the entities that comprise its footwear segment, in a transaction expected to yield approximately $60 million. The transaction, which is expected to be consummated on or about February 3, 2001, resulted in an after-tax loss of $26.2 million for the period ending October 28, 2000. The Company expects to use the proceeds from the sale to reduce borrowings under its bank facilities.

     The Consolidated Financial Statements have been adjusted and restated for the periods presented to reflect the results of operations of the licensed footwear businesses as discontinued operations. The value of the footwear assets being sold are classified as net assets of discontinued operations held for sale in the October 28, 2000 balance sheet.

     The net sales of the footwear segment for the quarter and nine months ended October 28, 2000 were $69.6 million and $215.8 million, respectively, and for the quarter and nine months ended October 30, 1999 were $59.3 million and $185.8 million, respectively.

     The significant components of the loss on disposal from discontinued operations for the quarter ended October 28, 2000 were as follows:

         Loss on sale of division, including provision
                  for losses through date of sale              $     32,596,000

         Severance, employee benefit costs and
                  transaction related costs                           4,000,000

         Income tax benefit                                         (10,375,000)
                                                                   ------------

         Loss on disposal from discontinued operations         $     26,221,000
                                                                   ============

     Assets of the discontinued footwear businesses, which have been classified as net assets of discontinued operations held for sale in the consolidated balance sheet at October 28, 2000, are detailed below. Trade receivables from footwear department licensors totaling $10.0 million at October 28, 2000 are excluded from the footwear assets being sold. They are included in the balance sheet as trade accounts receivable.

         Merchandise inventories                                $   101,581,066

         Net property, plant and equipment                           11,419,249

         Prepaid expenses and other assets                              648,939

         Expected loss on disposal of assets                        (25,145,000)
                                                                    ------------

         Net assets of discontinued operations held for sale    $     88,504,254
                                                                    ============

5] On May 23, 1999, the Company acquired substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions of Edison Brothers Stores, Inc. ("Edison Brothers"). The net purchase price for the acquired assets, which primarily consisted of inventory and fixed assets for 128 retail stores in the United States and the Repp Ltd. By Mail catalogs and e-commerce business, was $27.0 million.

6] On February 11, 2000, the Company entered into an agreement to purchase the ongoing assets of Shoe Corporation of America ("SCOA") and, on February 29, 2000, the transaction was consummated. The purchase price paid by the Company to acquire the ongoing assets of SCOA, which consisted primarily of inventory and fixed assets, was $14.5 million. As part of this acquisition, the Company acquired the rights to operate 204 licensed footwear departments in moderate department and specialty stores nationwide. The Company financed the SCOA acquisition with cash and borrowings available under its revolving credit agreement. The net purchase price was allocated as follows:

         Merchandise inventories                                    $ 12,204,362
         Property, plant and equipment                                 2,313,945
                                                                     -----------
         Total purchase price                                       $ 14,518,307
                                                                     ===========

     The licensed footwear departments acquired from SCOA are to be sold as part of the transaction described in note 4.

7] In August 2000, the Company amended its credit agreement with a group of lenders led by Fleet Retail Finance (formerly known as BankBoston Retail Finance) to increase by $10 million its revolving credit facility to $160 million.

     Also in August 2000, the Company amended the prepayment terms under its $25 million Term Loan provided by Back Bay Capital Funding LLC. As amended, if the Company achieves certain levels of availability under the Revolver, the Company may prepay $5 million of principal on or after December 31, 2000, and an additional $5 million on or after May 1, 2001.

8] Certain reclassifications have been made to the consolidated financial statements of the prior year to conform to the fiscal 2001 presentation.

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

All references herein to fiscal 2001 and 2000 relate to the years ending February 3, 2001 and January 29, 2000, respectively.

Results of Operations
---------------------

    First Nine Months of Fiscal 2001 versus First Nine Months of Fiscal 2000

     The Company's net sales in its continuing apparel operations increased by $46.9 million to $318.3 million in the first nine months of fiscal 2001 from $271.4 million in the first nine months of fiscal 2000, primarily due to a $34.4 million increase in sales generated by the Repp Ltd. Big & Tall stores, the Repp Ltd. By Mail catalog business and the Repp Ltd. e-commerce business, which were acquired by the Company on May 23, 1999, coupled with a 4.4% increase in comparable apparel store sales (comparable apparel store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores and Work `n Gear stores which were open in corresponding weeks of the two comparison periods, as well as comparisons of weekly sales volume in Repp Ltd. Big & Tall stores which were open in corresponding weeks, beginning in September, of the two comparison periods) and an increase in the average number of stores in operation during the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000.

     The Company's cost of sales constituted 50.5% of sales in the first nine months of fiscal 2001, as compared to 50.7% of sales in the first nine months of fiscal 2000. The decrease in such percentage was primarily due to a higher initial markup on merchandise purchases, partially offset by higher markdowns as a percentage of sales.

     Selling, administrative and general expenses increased $18.8 million, or 16.8%, to $131.1 million in the first nine months of fiscal 2001 from $112.3 million in the first nine months of fiscal 2000, primarily due to the acquisition of the Repp businesses. As a percentage of sales, selling, administrative and general expenses were 41.2% of sales in the first nine months of fiscal 2001, as compared to 41.4% of sales in the first nine months of fiscal 2000. This decrease was primarily due to the increase in comparable apparel store sales.

     Depreciation and amortization expense increased by $606,000 to $8.7 million in the first nine months of fiscal 2001 from $8.1 million in the first nine months of fiscal 2000, due to an increase in depreciable and amortizable assets.

     As a result of the above, the Company's operating income increased by $4.2 million to $17.7 million in the first nine months of fiscal 2001 from $13.5 million in the first nine months of fiscal 2000. As a percentage of sales, operating income was 5.6% in the first nine months of fiscal 2001 as compared to 5.0% in the first nine months of fiscal 2000.

     Net interest expense increased by $2.6 million to $9.7 million in the first nine months of fiscal 2001 from $7.1 million in the first nine months of fiscal 2000, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in the first nine months of fiscal 2001 versus the first nine months of fiscal 2000, both of which resulted primarily from the Company's increased borrowing needs associated with the acquisition of the Repp businesses.

     Taxes on earnings for the first nine months of fiscal 2001 were $2.9 million, yielding an effective tax rate of 36.0%, as compared to taxes on earnings of $2.3 million for the first nine months of fiscal 2000, yielding an effective tax rate of 36.0%.

     Earnings from continuing operations for the first nine months of fiscal 2001 were $5.1 million, as compared to earnings from continuing operations of $4.1 million in the first nine months of fiscal 2000, an increase of 24.6%.

     In November 2000, the Company announced it had entered into an agreement with an affiliate of Footstar, Inc. to sell substantially all of the assets of its JBI, Inc. and Morse Shoe, Inc. subsidiaries, which are the entities that comprise its footwear segment, in a transaction expected to yield approximately $60 million. Accordingly, the operating results and the effect of the pending sale of the footwear operations are reflected as discontinued operations. See note 4.

     Earnings from discontinued operations, net of income tax expense, for the first nine months ended October 28, 2000 were $1.0 million, which reflected six months of operations, as compared to $1.7 million for the first nine months ended October 30, 1999.

     For the nine months ended October 28, 2000 the Company recorded a loss from discontinued operations, net of income tax benefit, of $26.2 million, which includes the estimated loss on the sale of assets, severance, employee benefit costs and transaction related costs. For additional information, see note 4.

     Net loss for the first nine months of fiscal 2001 was $20.1 million, as compared to net earnings for the first nine months of fiscal 2000 of $5.8 million.

        Third Quarter of Fiscal 2001 versus Third Quarter of Fiscal 2000

     The Company's net sales in its continuing apparel operations increased by $4.9 million to $104.4 million in the third quarter of fiscal 2001 from $99.5 million in the third quarter of fiscal 2000, primarily due to a 1.9% increase in comparable apparel store sales and an increase in the average number of stores in operation during the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000.

     The Company's cost of sales constituted 50.4% of sales in the third quarter of fiscal 2001, as compared to 49.9% of sales in the third quarter of fiscal 2000. The increase in such percentage was primarily due to higher markdowns as a percentage of sales and higher buying and warehousing costs as a percentage of sales, partially offset by a higher initial markup on merchandise purchases.

     Selling, administrative and general expenses increased $1.3 million, or 3.1%, to $43.6 million in the third quarter of fiscal 2001 from $42.3 million in the third quarter of fiscal 2000. As a percentage of sales, selling, administrative and general expenses were 41.8% of sales in the third quarter of fiscal 2001, as compared to 42.5% of sales in the third quarter of fiscal 2000. This decrease was primarily due to the increase in comparable apparel store sales and lower store level expenses as a percentage of sales, primarily due to greater operating efficiencies in the Company's Repp chain.

     Depreciation and amortization expense decreased by $54,000 to $3.0 million in the third quarter of fiscal 2001 from $3.1 million in the third quarter of fiscal 2000.

     As a result of the above, the Company's operating income increased by $752,000 to $5.2 million in the third quarter of fiscal 2001 from $4.4 million in the third quarter of fiscal 2000. As a percentage of sales, operating income was 4.9% in the third quarter of fiscal 2001, as compared to 4.4% in the third quarter of fiscal 2000.

     Net interest expense increased by $603,000 to $3.4 million in the third quarter of fiscal 2001 from $2.8 million in the third quarter of fiscal 2000, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings in the third quarter of fiscal 2001 versus the third quarter of fiscal 2000, both of which resulted from the Company's increased borrowing needs associated with the acquisition of the Repp businesses.

     Taxes on earnings for the third quarter of fiscal 2001 were $627,000, yielding an effective tax rate of 36.1%, as compared to taxes on earnings of $571,000 for the third quarter of fiscal 2000, yielding an effective tax rate of 35.9%.

     Earnings from continuing operations for the third quarter of fiscal 2001 were $1.1 million, as compared to earnings from continuing operations of $1.0 million in the third quarter of fiscal 2000, an increase of 9.1%.

     In November 2000, the Company announced it had entered into an agreement with an affiliate of Footstar, Inc. to sell substantially all of the assets of its JBI, Inc. and Morse Shoe, Inc. subsidiaries, which are the entities that comprise its footwear segment, in a transaction expected to yield approximately $60 million. Accordingly, the operating results and the effect of the pending sale of the footwear operations are reflected as discontinued operations. See note 4.

     Earnings from discontinued operations, net of income tax expense, for the third quarter of fiscal 2000 were $410,000. The results of operations of the Company's discontinued footwear businesses for the third quarter of fiscal 2001 are included in the loss on disposal of continued operations.

     For the quarter ended October 28, 2000 the Company recorded a loss from discontinued operations, net of income tax benefit, of $26.2 million, which includes the estimated loss on the sale of assets, severance, employee benefit costs and transaction related costs. For additional information, see note 4.

     Net loss for the third quarter of fiscal 2001 was $25.1 million, as compared to net earnings for the third quarter of fiscal 2000 of $1.4 million.

Financial Condition
-------------------

                    October 28, 2000 versus January 29, 2000

     The increase in accounts receivable at October 28, 2000 from January 29, 2000 was primarily due to an increase in trade receivables from footwear department licensors (which have been excluded from net assets of discontinued operations held for sale), reflecting higher sales in October than in January.

     The increase in prepaid expenses at October 28, 2000 from January 29, 2000 is substantially comparable to the seasonal increase in prepaid expenses at October 30, 1999 from January 30, 1999.

     The decrease in merchandise inventories at October 28, 2000 from January 29, 2000 was primarily due to the reclassification of the merchandise inventories in the Company's discontinued footwear operations to net assets of discontinued operations held for sale. The decrease was partially offset by a seasonal increase in the average inventory level per location in the Company's continuing apparel operations. The ratio of accounts payable to merchandise inventories was 41.6% at October 28, 2000 as compared to 40.7% at January 29, 2000.

     Net assets of discontinued operations held for sale at October 28, 2000 represents the merchandise inventories, prepaid expenses, property and equipment and intangible assets in the Company's discontinued footwear operations.

     The increase in accrued expenses at October 28, 2000 from January 29, 2000 is primarily due to the recording of accruals for the estimated costs associated with the disposal of the Company's discontinued footwear operations.

     The increase in long-term debt, net of current portion, at October 28, 2000 from January 29, 2000 was primarily due to additional borrowings to meet seasonal working capital needs, fund capital expenditures and fund the purchase of the assets acquired from SCOA.

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

     In August 2000, the Company amended its revolving line of credit (the "Revolver") which is provided by a group of lenders led by Fleet Retail Finance (formerly known as BankBoston Retail Finance, Inc.) to increase by $10 million its revolving credit facility to $160 million. Aggregate borrowings under the Revolver are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Revolver bear interest at variable rates and can be in the form of loans and letters of credit.

     The Company's revolving credit facility, as amended, contains various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends, the maintenance of specified financial ratios and other financial criteria. As of October 28, 2000, the Company was in compliance with all such covenants.

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

     As of October 28, 2000, the Company had aggregate borrowings outstanding under the Revolver totaling $148.4 million, consisting of loans and obligations under letters of credit.

     Net cash used in continuing operations for the first nine months of fiscal 2001 was $48.0 million, as compared to net cash provided by continuing operations of $1.0 million in the first nine months of fiscal 2000. The $49.0 million change was primarily due to a larger increase in expenditures for merchandise inventories in the first nine months of fiscal 2001 versus the first nine months of fiscal 2000, primarily in the Company's Casual Male business, coupled with a decrease in accounts payable and accrued expenses in the first nine months of fiscal 2001 versus an increase in accounts payable and accrued expenses in the first nine months of fiscal 2000.

     Net cash used in discontinued operations for the first nine months of fiscal 2001 was $4.9 million, as compared to net cash used in discontinued operations of $12.7 million for the first nine months of fiscal 2000. The $7.8 million change was primarily due to changes in the operating assets and liabilities of the discontinued footwear operations in the first nine months of fiscal 2001 versus the first nine months of fiscal 2000.

     Net cash used in investing activities for the first nine months of fiscal 2001 was $30.9 million, as compared to net cash used in investing activities of $38.5 million in the first nine months of fiscal 2000. The $7.6 million change was primarily due to the acquisition of the Repp businesses in May 1999, partially offset by additional capital expenditures during the first nine months of fiscal 2001 versus the first nine months of fiscal 2000 and the acquisition of the licensed footwear departments from SCOA in February 2000.

     Net cash provided by financing activities for the first nine months of fiscal 2001 was $80.0 million, as compared to net cash provided by financing activities of $48.6 million in the first nine months of fiscal 2000. The $31.4 million change was primarily due to the net borrowing of $83.6 million under the Company's revolving lines of credit during the first nine months of fiscal 2001 versus the net borrowing of $42.1 million during the first nine months of fiscal 2000. This increase in borrowings under the Company's revolving lines of credit is primarily due to net cash used in operating activities, coupled with the acquisition of the licensed footwear departments from SCOA, each as described above. The increase was partially offset by the incurrence of $10.0 million of new senior subordinated debt for the Repp acquisition in the first nine months of fiscal 2000.

     Excluding furniture, fixtures, equipment and leasehold improvements of $2.3 million acquired with the licensed footwear departments from SCOA, the Company invested $16.0 million in capital expenditures during the first nine months of fiscal 2001. Excluding furniture, fixtures, equipment and leasehold improvements of $3.0 million acquired with the Repp businesses, the Company invested $9.6 million in capital expenditures during the first nine months of fiscal 2000. The Company's capital expenditures have generally related to new store and licensed footwear department openings and remodeling of existing stores and departments, coupled with expenditures for general corporate purposes.

     Following is a table showing actual and planned store openings by division in the Company's continuing apparel operations for fiscal 2001:

                                         Actual Openings            Planned Openings               Total
                                       First through Third               Fourth                Actual/Planned
         Division                     Quarters Fiscal 2001         Quarter Fiscal 2001            Openings
         --------                     --------------------         -------------------            --------

         Casual Male                          21                            2                        23
         Repp Ltd. Big &Tall                   4                            0                         4
         Work 'n Gear                          5                            0                         5

     Offsetting the above actual and planned store openings, the Company closed three Casual Male stores and two Repp Ltd. Big & Tall stores during the first nine months of fiscal 2001. The Company plans to close one additional Casual Male store and four Repp Ltd. Big & Tall stores during the fourth quarter of fiscal 2001.

     Effective June 21, 2000, the Company's Work 'n Gear subsidiary entered into an agreement to operate licensed workwear departments in 19 Super Shoe Stores operated by H.H. Brown Retail, Inc., a subsidiary of Berkshire Hathaway, Inc. The 19 departments operated by the Company beginning in the third quarter of fiscal 2001 pursuant to this arrangement are not included in the Work 'n Gear actual store openings provided above.

     Statements in this Quarterly Report on Form 10-Q regarding planned store and licensed department openings are forward looking statements. The Company's ability to open new stores depends upon, among other things, the Company's capital resources, the availability of suitable sites and construction services and its ability to negotiate favorable rents and other lease terms.

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

Outlook: Important Factors and Uncertainties.
---------------------------------------------

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves without fear of litigation so long as the forward-looking information is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those set forth in the forward-looking statement. Statements in this Quarterly Report on Form 10-Q which are not historical facts, including statements about the Company's or management's confidence or expectations, plans for opening new stores and other retail locations, opportunities for sales growth or cost reductions and other statements about the Company's operational outlook, are forward-looking statements subject to risks and uncertainties that could cause actual results to vary materially. The following are important factors, among others, that should be considered in evaluating these forward-looking statements and the Company's future prospects: general economic factors, weather conditions, dependence on foreign vendors, dependence on fashion and trends, the availability of appropriate real estate transactions, leverage, competition, centralized distribution, the availability of suitable employees, paper and postage costs, e-commerce technology and trade imbalances.

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

                                       J. BAKER, INC.





                                       By:/s/Alan I. Weinstein
                                       -----------------------
                                       Alan I. Weinstein
                                       President and Chief Executive Officer

Date:    Canton, Massachusetts
         December 12, 2000

                                       By:/s/Elizabeth C. White
                                       ------------------------
                                       Elizabeth C. White
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer

Date:    Canton, Massachusetts
         December 12, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------


                                    EXHIBITS

                                   Filed with

                          Quarterly Report on Form 10-Q

                                       of

                                 J. BAKER, INC.

                               555 Turnpike Street

                                Canton, MA 02021

                     For the Quarter ended October 28, 2000

                                  EXHIBIT INDEX

Exhibit                                                                                                     Page No.
-------                                                                                                     --------

10.  Material Contracts
     ------------------

[.01]       Asset Purchase Agreement dated as of November 16, 2000 by and among                                  *
            Footstar Corporation, J. Baker, Inc., JBI, Inc. and Morse Shoe, Inc. (attached hereto).

[.02]       Third Amendment to 1999 Loan and Security Agreement by and among J. Baker, Inc.                      *
            (as Borrower's representative), Morse Shoe, Inc., JBI Inc., JBI
            Apparel, Inc., The Casual Male, Inc., WGS Corp. and TCMB&T, Inc.
            and BankBoston Retail Finance Inc. (now known as Fleet Retail Finance, Inc.), et al, and Back Bay Capital Funding LLC, dated November 15, 2000, (attached hereto).

[.03]       First Amendment to 1999 Master Security Agreement by and among BankBoston                            *
            Leasing, Inc. and General Electric Capital Corporation, CIT Group, Inc. and
            Andover Capital Group, Inc. and Morse Shoe, Inc., JBI Inc., The Casual Male, Inc.,
            WGS Corp. and TCMB&T, Inc. dated November 16, 2000, (attached hereto).


11.  Computation of Net Earnings Per Common Share, attached.                                                     *
     ------------------------------------------------------


27.  Financial Data Schedules
     ------------------------

[.1]        Financial Data Schedule - October 28, 2000                                                          **

[.2]        Restated Financial Data Schedule - October 30, 1999                                                 **




*    Included herein

** These exhibits have been filed with the Securities and Exchange Commission as part of J. Baker, Inc.'s electronic submission of this Form 10-Q under EDGAR filing requirements and are not included herein.