Form 10-K405
period 2001-02-03
CASUAL MALE CORP /MA/
filed 2001-12-14
CIK 792570

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended February 3, 2001
                                      OR
[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to_______

                        Commission file Number 0-14681

                               CASUAL MALE CORP.
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

                                 Yes    No  X
                                           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 10, 2001, the aggregate market value of voting stock held by non-affiliates of Registrant was $403,369 based on the last reported sale price of Registrant's common stock on the over-the-counter (OTC) market as reported by Pink Sheets LLC.

     14,207,873 shares of common stock were outstanding on December 10, 2001.

                               Casual Male Corp.
                              Report on Form 10-K
                          Year Ended February 3, 2001

                                    Part I

     This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are principally contained in "Item 1: Business", "Item 2: Properties" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company's or management's confidence or expectations, plans, intentions, opportunities for sales growth or cost reductions and other statements about the Company's operational outlook that are not historical facts. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could, " "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "intends," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading "Risk Factors and Uncertainties" beginning on page 11. You should carefully review all of these factors, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Item 1.  BUSINESS

     Casual Male Corp. ("CMC" or the "Company", which terms include all subsidiaries of the Company), operates businesses engaged in the retail sale of apparel through (i) its Casual Male Big & Tall, Repp Ltd. Big & Tall and outlet store businesses, which offer fashion, casual and dress clothing and footwear to the big and tall man and (ii) its Work n' Gear subsidiary, which sells a wide selection of workwear, health-care apparel and uniforms for industry and service businesses. The Company's businesses offer their merchandise to customers through diverse selling and marketing channels, including retail stores, catalogs, direct selling workforces and e-commerce websites. Prior to February 3, 2001, the Company also operated retail footwear businesses that sold footwear through self-service licensed departments in discount, department and specialty stores (the "Footwear Business"). The Company sold substantially all of the assets of the Footwear Business to an affiliate of Footstar, Inc. effective as of February 3, 2001. The Footwear Business is accounted for in the Company's financial statements as discontinued operations. For more information regarding the sale of the Footwear Business, see "--Discontinued Operations" and Note 2 to the Consolidated Financial Statements.

     Casual Male Corp. was incorporated under the laws of Massachusetts in 1985. On February 26, 2001, the Company's shareholders voted to amend the Company's Articles of Organization to change its name from J. Baker, Inc. to Casual Male Corp.

Bankruptcy Court Case

     On May 18, 2001 (the "Filing Date"), Casual Male Corp. and 15 of its direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under chapter 11 of the Bankruptcy Code (the "Chapter 11 Case") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). JBAK Holding, Inc. and JBAK Canton Realty, Inc., a direct and indirect subsidiary of Casual Male Corp., respectively, are not debtors in the Chapter 11 Case. The Debtors continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On May 24, 2001, the United States Trustee for the Southern District of New York appointed an Official Committee of Unsecured Creditors (the "Creditors' Committee") pursuant to Section 1102 of the Bankruptcy Code.

Factors Contributing to the Chapter 11 Filing

     A number of factors contributed to the Company's decision to commence the Chapter 11 Case on May 18, 2001. Generally, the Chapter 11 filing arose in response to the Company's need to obtain additional liquidity and to restructure its long-term indebtedness. While the Company pursued potential capital market transactions in an effort to secure the necessary financing, it was unable to obtain such financing within the time-frame, and on the terms, required to continue operations. The factors that impacted the Company's inability to restructure its long-term indebtedness, and to obtain alternative financing in a timely manner, include:

     Market Conditions and Sales Performance. During the Winter and Spring of 2001, market conditions in the United States deteriorated, precipitating a broad decline in overall consumer spending. The extent of this economic downturn is evidenced by the recent pronouncement that the U.S. economy officially fell into a recession in March 2001. This decline in the consumer market had a particularly acute effect on the retail sector. As a result of the overall economic downturn, more than two dozen retail chains (including Ames, Bradlees, Home Place, Lechters, Montgomery Ward, Natural Wonders and Track'n Trail) declared bankruptcy during this period. Although the Company has a prominent position in the men's big and tall specialty retail market, this business experienced comparable store sales declines each month beginning in December 2000. See "Risk Factors and Uncertainties - General Economic Factors."

     Credit Market Tightness.   Lenders generally reduced amounts made available
for commercial loans to retail companies during the period prior to the Filing Date. In particular, the high yield markets were unavailable to many retail companies, including the Company. In addition to this, the financing sources willing to consider lending funds to retailers were uncomfortable lending funds to the Company in light of the scheduled maturity on December 31, 2001 and June 30, 2002 of the $10.0 million 13% Senior Subordinated Notes (the "JBI Apparel Notes") and the $70.0 million 7% Convertible Subordinated Notes (the "Convertible Notes"), respectively. See "Risk Factors and Uncertainties - General Economic Factors."

     Inability to Refinance Convertible Notes. During a conference call broadcast over the internet on March 21, 2001, the Company announced that it believed it would need to sell non-core assets and/or conduct a capital market transaction in order to fund the redemption of the Convertible Notes, upon their maturity. Thereafter, the Company engaged an investment banker to assist it in preparing an exchange offer to present to holders of the Convertible Notes. However, the Company ultimately was unable to conduct such an exchange offer. See "Risk Factors and Uncertainties - Leverage."

     Reduced Borrowing Availability. During the periods preceding the Filing Date, the Company experienced a general tightening of the credit made available to it under its revolving credit facility. For example, in March 2001, the Company's senior lenders increased by $1.0 million certain reserve requirements under this facility. During April 2001, the Company incurred an additional approximately $3.0 million reduction in the borrowing base availability under its revolving credit line as the result of the lenders' imposition of additional reserves and their inventory revaluation. See "Risk Factors and Uncertainties - General Economic Factors."

     Decreasing Trade Credit. Beginning in or about May 2001, as the Company's liquidity position became apparent to its merchandise and other vendors, certain of its vendors (and their factors) refused to ship merchandise ordered in advance of Father's Day, the Company's second biggest selling period. As a result, new merchandise receipts were substantially below plan for the month of May 2001.

     Loss from Discontinued Operations. On February 3, 2001, the Company sold its remaining footwear operations to an affiliate of Footstar, Inc. See "Discontinued Operations" below. On March 21, 2001 (following the completion of the post-closing audit conducted in connection with the Footstar Transaction and the Company's year-end audit), the Company announced that its net loss from discontinued operations was larger than anticipated, as a result of higher inventory liquidation and severance costs, which had a negative impact on the Company's cash available for its operations. See "Note 2 to Notes to Consolidated Financial Statements."

     Leverage. Immediately prior to the Filing Date, the Company had outstanding $193.0 million in borrowings under several facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Of this amount, Casual Male Corp. owed $70.0 million pursuant to the Convertible Notes, which are scheduled to mature on June 30, 2002, and JBI Apparel, Inc. owed $10.0 million pursuant to the JBI Apparel Notes, which are scheduled to mature on December 31, 2001. The Company's operating subsidiaries also owed approximately $60.0 million in trade and other payables as of the Filing Date. See "Risk Factor and Uncertainties - Leverage."

     Beginning in March 2001 and continuing until the Filing Date, the Company engaged in extensive discussions with its existing lenders as well as with potential refinancing lenders and various sources of equity financing in an effort to address its liquidity concerns. While the Company pursued several promising negotiations into May 2001, its efforts to obtain the necessary third party financing to resolve its liquidity needs were unsuccessful.

     Consequently, the Debtors decided to commence their Chapter 11 cases to protect their retail franchises.

Insider Stock Transactions

     No member of the Company's Board of Directors or management sold shares of the Company's common stock during the period of March 2000 to the Filing Date. Two executive officers, including the Company's Chairman and Chief Executive Officer Alan I Weinstein, acquired shares of the Company's common stock on February 7, 2001 pursuant to the cash exercise of stock options.

Exclusivity Period Extension

     Under Section 1121 (b) of the Bankruptcy Code, a debtor has the exclusive right to file a plan of reorganization during the initial 120 days after the date of the commencement of a Chapter 11 case. The Debtors have not yet proposed a plan of reorganization. On August 20, 2001, the Debtors filed with the Bankruptcy Court a motion to extend the exclusive period and the time within which to solicit acceptances of a plan for approximately six months (without prejudice to its right to request further extensions if necessary). On October 10, 2001, the Bankruptcy Court granted the extension. Such extension extends the Debtors' exclusive period for filing a plan until March 25, 2002.

Men's Big and Tall Apparel

     The Company believes it is the leading multi-channel specialty retailer of apparel for big and tall men. During fiscal year 2000, the Company significantly increased its investment in this market niche by acquiring the Repp Ltd. Big & Tall and Repp Ltd. By Mail businesses of Edison Brothers Stores, Inc. ("Edison Brothers") and integrating them into its existing men's big and tall apparel operations. See "Repp Big & Tall" and "--Conversion and Elimination of Repp Stores." Trading under the Casual Male Big & Tall, Repp Ltd. Big & Tall and B&T Factory Store tradenames, the Company markets and sells to big (waist sizes to 70") and/or tall (6'2" or taller) men through retail stores, catalogs and e-commerce websites as more fully described below. Sales in the men's big and tall apparel businesses accounted for 86.5%, 86.0% and 82.6% of the Company's sales from continuing operations for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

     The Market. A survey prepared for the Company by The NPD Group, Inc., an independent market researcher, estimated total market sales of men's big and tall apparel during the period of January 1, 2000 through December 31, 2000 to be approximately $5.8 billion. The Company believes the apparel demands of big and tall customers historically have not been met through traditional men's apparel stores. The big and tall customer frequently has difficulty finding an adequate selection of apparel in his size in department and men's specialty stores. Furthermore, the big and tall specialty store market is characterized by many small, local operators who typically have a narrow selection of current sportswear fashions. Management believes the Company's type and selection of merchandise, favorable prices and ability to obtain desirable store locations are, and will continue to be, key factors in enabling it to compete effectively in this market niche.

     Specialized "Guest" Service.   Unlike department stores, discounters and
general specialty stores that provide apparel for men of all sizes, the Company's big and tall stores exclusively cater to the big and tall man.
Because of this exclusive focus, the Company's sales efforts and marketing materials are tailored to the specific needs and shopping patterns of the big and tall man, whose needs include assistance and guidance on fashion, sizing and garment care. The Company seeks to develop personal relationships with each of its customers, who are often long-term customers and shop at the Company's stores frequently. The Company attempts to develop these relationships through its "guest service" selling approach, and by in-store marketing efforts and direct mail initiatives.

     The Company's big and tall store operations associate training philosophy is entitled "Stepping Beyond Service." This approach to selling trains store associates to treat each of the Company's customers as if he or she is a "guest" at the associate's home. Accordingly, store associates are trained to welcome new customers with a tour of the store, a description of the merchandise presented and a discussion about the services the Company offers (e.g., layaways, proprietary credit cards, e-commerce sites and catalogs). The goal of this selling approach is to foster long-term relationships with the customer by developing a sense of familiarity with the store and its personnel, and to encourage the customer to consider the store a welcoming and comfortable place to visit often. The Company's store operations management employs quantitative and qualitative measurement techniques to recognize and reward those store associates who provide customers with superior service. Quantitative measurements include sales per associate, units per transaction and store inventory shrink performance.

The Company also monitors performance by deploying "secret shoppers" to each store twice a year to measure associates on defined qualitative criteria.

     In-store marketing efforts include developing an understanding of the customer's style and size needs and, whenever practical, contacting that customer directly with sale information or other special opportunities (e.g., "birthday club" discounts). The Company's direct marketing initiatives include mailing over 20 million pieces of direct mail annually, including sales promotion information and catalogs. Through these measures, each of the Company's big and tall businesses attempts to reinforce its personal relationship with the individual customer.


  .  Casual Male Big & Tall
     ----------------------

     The Casual Male Big & Tall business offers a wide range of quality fashion, casual and dress clothing and footwear for big and tall men at moderate prices through stores, catalogs and an e-commerce website, www.casualmale.com. Casual Male Big & Tall offers private label as well as brand name casual sportswear and dress wear in a broad array of styles, colors and fabrics with a focus on casual clothing, sports coats, dress pants and shirts and footwear.

     Stores. As of December 10, 2001, Casual Male operated 387 stores, including 8 stores that were conducting store-closing sales as authorized by the Bankruptcy Court. See "--Store Closings." The 379 Casual Male stores not conducting store-closing sales are located in 44 states.

     Most Casual Male stores are located in strip or power centers, or are stand-alone stores. Casual Male stores target the middle-income customer seeking good value at moderate prices and, as a result, these stores limit the amount of high-fashion oriented and low-turnover tailored clothing offered and focus primarily on basic items and classic fashion sportswear, thereby reducing fashion risk and markdowns. Casual Male stores average approximately 3,300 square feet.

     The Company completed a store retrofit program during fiscal year 2000 for the Casual Male chain whereby all stores received upgraded fixturing, improved and standardized marketing collateral and other cosmetic enhancements. Management believes these low-cost enhancements highlight the Company's merchandise better and have made the stores more attractive to the customer and easier to shop.

     In deciding to open Casual Male stores, the Company reviews, among other factors, market demographics, drive-by visibility for customers, store occupancy costs and costs to build out and stock each location. Based on its analysis, Company management projects sales volumes and estimates operating costs for each location and decides to open a store if these projections demonstrate that an acceptable return on the Company's inventory and fixed asset investment can be realized. New Casual Male stores require an average inventory and fixed asset investment of approximately $180,000 to $230,000, comprised of approximately $85,000 to $120,000 for fixed assets and $95,000 to $110,000 for inventory.

     The Company makes decisions to close Casual Male locations when management believes these locations are not generating acceptable profit levels. On August 22, 2001, the Company received Bankruptcy Court approval to close 21 Casual Male Big & Tall stores, 13 of which have closed as of December 10, 2001. See "-- Store Closings" and "Properties - Lease Rejection Activities." In the past (and excluding these announced store closings), most store closings have occurred at lease expiration, unless a lease buyout was a more economical option for the Company. In addition, the Company seeks to negotiate early termination rights in its leases wherever possible that allow the Company to terminate the lease prior to the expiration of the term if it is unable to attain certain specified sales volumes. The costs to close stores are expensed at the time the decision is reached to close the store.

     Catalog. In March 2000, the Company released the first issue of the Casual Male Catalog. This catalog targets customers having similar demographic profiles as customers of Casual Male stores. While carrying a similar assortment of casual merchandise as is available in Casual Male stores, the Casual Male Catalog offers a broader assortment of merchandise, especially sportcoats, suit separates and other tailored clothing. During fiscal year 2001, the Company issued spring, fall and holiday editions of the Casual Male Catalog and circulated a total of approximately 2.5 million catalogs. The Company's mailing strategy for the Casual Male Catalog includes mailing catalogs to people who have purchased in the past from a Casual Male store who are also known to purchase from catalogs generally, as well as individuals whose names appear on mailing lists rented from third-party sources. In addition, the Company maintains a catalog station in some of its Casual Male stores that allows customers to place catalog merchandise orders directly to the catalog call center through a dedicated telephone line without the assistance of a store associate. Store associates are trained in the "Nobody Walks" selling program, which emphasizes the importance of offering customers the opportunity to find the items they are looking for in the Company's catalogs and assisting the customer in placing the order through the Company's call center. In-bound telemarketing and order fulfillment are currently handled by the Company's 135,000 square foot Alpharetta, Georgia call and fulfillment center, which became operational in June 2000 (the "Alpharetta Facility"). The Company expects to begin telemarketing and order fulfillment activities from its Canton, Massachusetts headquarters and warehouse (the "Canton Facility") beginning in February 2002. See "-- Consolidation of Catalog and E-Commerce Call and Fulfillment Center."

     E-commerce. The www.casualmale.com website, which was previously used primarily to market Casual Male stores, became commerce-enabled in June 2000. The Company offers on this website substantially the same items as are offered in the Casual Male Catalog. During the fall of 1999, the Company entered into an agreement with Ecometry Corporation (formerly known as Smith-Gardner Associates, Inc.) to implement the WebOrder e-commerce system, which provides, among other things, electronic shopping carts and order taking, payment and security systems, order management, warehouse and shipping management and real-time inventory availability (the "WebOrder System"). The Company made additional capital investments in this website to improve transaction speeds and to make it more customer-friendly. The Company currently processes and fulfills orders from the www.casualmale.com website through the Alpharetta Facility. The Company expects to begin processing and fulfilling e-commerce orders through the Canton Facility in February 2002. See "-- Consolidation of Catalog and E-Commerce Call and Fulfillment Center."

  .  Repp Big & Tall
     ---------------

     On May 23, 1999, the Company completed the acquisition of substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions of Edison Brothers. At the time of the acquisition, Edison Brothers operated 175 stores under the Repp Ltd. tradename, four catalog titles and an e-commerce website. The Company immediately sold Repp's Canadian operation, consisting of 16 stores, to Grafton-Fraser, Inc., a Canadian men's retailer, and commenced the closing of 31 stores in the United States. During the second half of fiscal 2000, the Company successfully completed the integration of the Repp businesses' information, distribution and merchandising systems and, continuing into the first half of fiscal year 2001, the Company took measures to enhance the systems, facilities and personnel employed in Repp's catalog and e-commerce operations. These activities provided the Company with the platform to accelerate the development of the Casual Male Catalog and the www.casualmale.com e-commerce website.

     Stores. As of December 10, 2001, the Company operated 81 Repp Big & Tall stores, including 15 stores that were conducting store-closing sales as authorized by the Bankruptcy Court. See "--Store Closings." The 66 Repp stores not conducting store-closing sales are located in 23 states.

     Most Repp stores are located in strip or power centers or are stand-alone stores. Repp caters to mid- to upper-middle income big and tall men and primarily offers a limited assortment of designer branded casual and dress apparel. Certain Repp stores, however, target upper-income customers and carry a larger percentage of higher-end fashion, often carrying designer labels such as Tommy Hilfiger(R), Polo Ralph Lauren(R) and Nautica(R). Repp stores average approximately 3,800 square feet.

     Due to the factors described under the heading "- - Conversion and Elimination of Repp Stores" below, the Company does not currently anticipate opening new Repp retail stores in the foreseeable future. Repp stores opened by the Company since May 1999 have required an average inventory and fixed asset investment of approximately $260,000 to $320,000, comprised of approximately $120,000 to $140,000 for fixed assets and $140,000 to $180,000 for inventory.

     Conversion and Elimination of Repp Stores. When the Company acquired the Repp Ltd. Big & Tall retail business from Edison Brothers in May 1999, it re-merchandised this business with a larger assortment of higher priced casual fashion apparel than the chain traditionally carried. This strategy reflected, in part, the Company's desire to (i) enter the higher-end big and tall market and (ii) further distinguish the Repp product assortment from the Casual Male product assortment, which historically overlapped in many categories. As a group, however, the Repp retail stores have not performed at acceptable levels. The Company now believes that the portfolio of store locations acquired in the Repp acquisition was not uniformly sited in areas with demographic characteristics that support higher-end stores. As a result, the Company has undertaken a review of the prospects for the Repp business, and has elected to close the majority of Repp stores.

     Prior to the commencement of the Chapter 11 Case, the Company began to: (i) allow certain Repp leases associated with under-performing stores to expire at the end of their term and (ii) convert certain Repp stores to the Casual Male or B&T Factory Store concepts in markets whose demographics were expected to support the concept. From February 3, 2001 until the Company's bankruptcy filing, the Company closed six Repp stores upon their lease expiration, converted eight Repp stores to the Casual Male concept and converted 12 Repp stores to the B&T Factory Store concept. Thereafter, following the commencement of the Chapter 11 Case, the Company, after consulting with its advisors and the Creditors Committee, petitioned the Bankruptcy Court to permit it to close 80 big and tall stores (including 43 Repp stores and 18 former Repp stores previously converted to the Casual Male and B&T Factory Store concepts), a majority of which were acquired from Edison Brothers as part of the Repp acquisition.

     As of December 10, 2001, the Company is evaluating further store closing opportunities, including the closing of additional Repp stores. In addition, the Company is considering alternative strategies with respect to the Repp retail store chain, including, without limitation, operating the remaining Repp stores as Casual Male Premier stores.

     Catalog. The Company currently issues three catalog titles bearing the Repp brandname: (i) the Repp Catalog, (ii) the Repp Premier Catalog and (iii)
the Repp Essentials Catalog.    The Repp Catalog primarily carries proprietary,
branded and a limited amount of designer branded apparel and is targeted to mid- to upper-middle income customers. The Company currently issues editions of the Repp Catalog in the pre-spring, spring, summer, fall and holiday seasons. The Repp Premier Catalog emphasizes designer and fashion brands, and is targeted at upper-income customers. The Repp Premier Catalog is currently issued twice a year during the spring and fall seasons. In March 2001, the Company re-introduced the Repp Essentials catalog title. The Repp Essentials Catalog offers a limited assortment of the best selling items from the Repp Catalog and is issued primarily to mail order customer prospects whose names were rented from third parties or Repp store customers not known to be catalog shoppers. The Company expects to issue the Repp Essentials catalog two or three times a year. From time to time, Repp also issues smaller catalogs featuring a focused
assortment of products offered under one brandname.   For example, the Company
issued two editions of the Cutter & Buck Big & Tall Catalog during fiscal year 2001, which were targeted to customers having a similar demographic profile as the Repp Premier customer.

     The Company mails Repp catalogs to individuals whose names appear on the Repp house file of past purchasers, people who have purchased in the past from the Company's stores and who are also known to purchase from catalogs generally, and mailing lists rented from third-party sources. Combined circulation for the catalog titles offered by Repp was approximately 5.8 million in fiscal year 2001. In addition, all Repp stores contain a catalog station that allows customers to place catalog merchandise orders directly to the catalog call center through a dedicated telephone line. As is the case in Casual Male stores, Repp store associates are trained in the "Nobody Walks" selling program, which emphasizes the importance of offering customers the opportunity to find the items they are looking for in the Company's catalogs and assisting the customer in placing the order through the Company's call center. As with The Casual Male Catalog, in-bound telemarketing and fulfillment operations are currently performed at the Company's Alpharetta Facility. The Company expects to begin telemarketing and order fulfillment activities from its Canton Facility beginning in February 2002. See "-- Consolidation of Catalog and E-Commerce Call and Fulfillment Center."

     E-commerce. The Company also operates the www.reppbigandtall.com e-commerce website, which can also be reached by using its former URL, www.reppbynet.com. This website offers substantially similar merchandise as the Repp Catalog. As with the www.casualmale.com website, the Company employs the WebOrder System to manage the e-commerce activities of the www.reppbigandtall.com website. Orders placed on this website are currently fulfilled from the Company's Alpharetta Facility. The Company expects to begin processing and fulfilling orders from this site from its Canton Facility beginning in February 2002. See "--Consolidation of Catalog and E-Commerce Call and Fulfillment Center."

  .  Outlet Stores
     -------------

     The Company's outlet store business offers a wide range of casual clothing and footwear for big and tall men at moderate and entry-level prices. This business allows the Company to reach an audience seeking everyday apparel at bargain prices. Most of the merchandise offered by the Company's outlet stores is offered specifically in this chain with the purchasing interests of the value-oriented customer in mind. This business also serves as a consolidation point for clearance and other slow-moving inventory originally purchased for the Casual Male Big & Tall and Repp Big & Tall businesses. The Company seeks to provide outlet store customers with a merchandise assortment that is approximately one-third value priced private label merchandise, one-third discounted manufacturer overruns or other branded discount offerings and one-third inventory that has been consolidated from the Company's Casual Male and Repp businesses.

     Until the summer of 1999, the Company operated outlet stores, called Casual Male Big & Tall Outlet stores, as part of the Casual Male Big & Tall business. Beginning in July 1999, all new outlet stores were constructed and operated in the B&T Factory Store format. The Company currently expects to return these stores to the Casual Male Big & Tall Outlet concept during fiscal 2003 to take advantage of opportunities to leverage the Casual Male trade name.

     Stores. As of December 10, 2001 the Company operated 68 outlet stores, including 4 stores that were conducting store-closing sales as authorized by the Bankruptcy Court. See "--Store Closings." The 64 outlet stores not conducting store-closing sales are located in 22 states.

     The Company's outlet stores are primarily located in outlet centers. The Company seeks to locate these stores in retail environments that attract a higher-than-average number of value-oriented shoppers. Because outlet centers are often destinations for this type of shopper, locating stores in successful outlet centers is the principal real estate strategy for this chain. The Company believes the outlet concept also allows it to put a second store in certain markets in which a Casual Male store already exists where the demographics of the market support more than one store. New outlets require an average inventory and fixed asset investment of approximately $165,000 to $220,000, comprised of approximately $75,000 to $110,000 for fixed assets and $90,000 to
$110,000 for inventory.   The Company's outlet stores average approximately
3,400 square feet.

     Catalog and E-commerce. In addition to its stores, outlet offerings were included in The Casual Male Catalog and e-commerce website for the first time during the fall of fiscal year 2001 on a test basis. Between five percent and ten percent of the pages of The Casual Male Catalog within which these offerings were included were dedicated to them. In addition, the Company launched a commerce-enabled website for the B&T Factory Outlet Store concept using the WebOrder System in June 2001. Orders placed through this website are currently fulfilled from the Company's Alpharetta Facility. The Company expects to begin order processing and fulfillment activities from its Canton Facility beginning in February 2002. See "-- Consolidation of Catalog and E-Commerce Call and Fulfillment Center."

  .  Competition
     -----------

     The Company's men's big and tall apparel businesses face competition from a variety of sources, including department stores, specialty stores, discount stores and off-price and other retailers that sell big and tall merchandise. In addition, sales of apparel through catalogs, e-commerce and home shopping networks or other electronic media provide additional sources of competition. These businesses face competition on a local level from independent retailers and small, regional retail chains, as well as on a national scale from a limited number of national specialty chains. While the Company has successfully competed on the basis of merchandise selection, inventory replenishment on an on-going basis by color and size, favorable pricing, customer service and desirable store locations, there can be no assurance other retailers will not adopt purchasing and marketing concepts similar to those of the Company.
Certain regional and national men's apparel businesses, including Men's Wearhouse, carry big and tall merchandise as a portion of their assortment. Recently, some of these competitors have increased marketing activity with respect to their big and tall merchandise offerings. In addition, discount retailers with significant buying power, such as Wal-Mart, K-Mart and Target stores, represent an increasing source of competition for the Company. The bulk of the merchandise carried by these discount stores is classified as commodity, or "basic" items, but the stores' buying power provides them with a competitive edge and an ability to charge low prices for such items.

Work 'n Gear

     Work 'n Gear is a specialty retail company exclusively focused on marketing and selling utility workwear, uniforms, healthcare apparel and footwear through stores, a business-to-business direct selling sales force, catalog and direct marketing initiatives and e-commerce activities. Work 'n Gear seeks to address the needs of three major groups: (i) customers who buy work clothing to be worn on the job, including industrial tops and bottoms, jeans, work boots, rugged outerwear and other accessories, (ii) corporate customers who either supply uniforms or provide a clothing allowance to their employees to purchase uniforms, and (iii) customers who work in the healthcare industry and related fields. Merchandise is organized by healthcare and workwear and then within these classifications by industry category, price, color and brand, where important. Work 'n Gear offers merchandise at multiple price-points in order to attract customers at various economic levels. Work 'n Gear sales accounted for 13.5%, 14.0% and 17.4% of the Company's sales from continuing operations for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

     In March 2001, the Company engaged an investment banker to market the Work 'n Gear business for sale. See "--Factors Contributing to Chapter 11 Filing - Inability to Refinance Convertible Notes." The Company is currently evaluating its strategic alternatives regarding this business, including a possible sale pursuant to Section 363 of the Bankruptcy Code.

     Stores. As of November 12, 2001, the Company operated 70 Work 'n Gear stores in 13 states. Work 'n Gear stores carry a wide selection of workwear products, including rugged specialty outerwear, work shirts and pants, cold weather accessories and footwear, as well as a broad assortment of uniforms for industry and service businesses and healthcare apparel. Work 'n Gear stores are generally located in strip shopping centers or are free standing. Locations in active strip centers are a preferable criterion for site selection, as the close proximity to other stores increases traffic into Work 'n Gear stores, particularly for healthcare apparel and accessories. Site locations must take into consideration proximity of major medical facilities, active retail environments, population density, business presence in the market and competition. New Work 'n Gear stores require an average inventory and fixed asset investment of approximately $230,000 to $280,000, comprised of approximately $110,000 to $140,000 for fixed assets and $120,000 to $140,000 for inventory. Work 'n Gear stores average approximately 4,300 square feet.

     Catalog and E-commerce. In September 2000, the Company issued the first edition of the Work 'n Gear Catalog. With the exception of health care apparel, the Work 'n Gear Catalog offers substantially the same categories of merchandise as is offered by the Work 'n Gear stores. Included among the catalog's offerings are a wide variety of personalization service options. Because the process of selling personalized uniforms or workwear to corporate customers often involves multiple decision-makers, the Company believes that the catalog helps store management and the Company's direct selling staff drive corporate sales. The Company issued approximately 260,000 copies of the Work 'n Gear Catalog during fiscal 2001. In addition, the Company maintains a catalog station in all of its Work 'n Gear stores that allows customers, particularly small business customers, to place catalog merchandise orders directly to the catalog call center through a dedicated telephone line. In contrast to the catalog stations in Casual Male and Repp stores, the Work 'n Gear catalog stations are larger and customers are typically serviced by a store associate.

     The Company launched the www.workngear.com commerce-enabled website in October 2000. The Work 'n Gear online store offers substantially the same items as are offered through the Work 'n Gear Catalog, and features product customization software. As with the Casual Male and Repp websites, this website uses the WebOrder System. Orders placed through the Work 'n Gear Catalog and e-commerce site are currently processed through the Alpharetta Facility and are fulfilled through the Canton Facility. The Company expects to begin order processing from its Canton Facility in February 2002. See "-- Consolidation of Catalog and E-Commerce Call and Fulfillment Center."

     Other Marketing and Selling Initiatives. Work 'n Gear also sells its products through a direct corporate sales force, which markets workwear and uniforms to large, medium and small business accounts, including government entities, supermarket chains, manufacturing entities and private security companies. The Company installed an in-house embroidery capability to support the personalization needs of its corporate customers in 1999. In the summer of fiscal year 2001, Work 'n Gear also entered into an agreement to operate a licensed workwear department in a major regional specialty store chain located in the Mid-Atlantic states. Currently, Work 'n Gear operates 19 such licensed workwear departments.

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

Store Closings

     On July 11, 2001, the Company filed a motion with the Bankruptcy Court requesting authorization to conduct store-closing sales at certain of its locations. Prior to the filing of such motion, the Company consulted with its advisors, as well as the Creditors' Committee to discuss which stores no longer contributed to the Company's overall business objectives nor conformed with current projections as to the future configuration of the Company's businesses.

     The Company requested approval to commence store closing sales at 80 of its locations - consisting of 21 Casual Male Big & Tall stores (6 of which were originally Repp stores that were converted to Casual Male Big & Tall stores in April 2001), 43 Repp Ltd. Big & Tall stores and 16 B & T Factory Stores (12 of which were originally Repp stores that were converted to B&T Factory Stores in April 2001). On August 22, 2001, the Bankruptcy Court authorized the Company's store closing sales. Store closing sales commenced at the end of August, and 55 were completed by December 10, 2001. The

Company anticipates that the remaining store closing sales will continue through December 29, 2001 for approximately 25 stores. For information concerning the treatment of the leases associated with the 80 closing stores, see "Properties - Lease Rejection Activities."

Consolidation of Catalog and E-Commerce Call and Fulfillment Center

     The Company has elected to consolidate the catalog and e-commerce operations currently located in its Alpharetta Facility into its Canton Facility. This consolidation will allow the Company to utilize space in the Canton Facility made available as a result of the disposal of the Footwear Business and will eliminate occupancy and related expenses associated with the Alpharetta Facility. In order to ensure a smooth transition of the Company's catalog and e-commerce business from Alpharetta to Canton, the Company has received authorization from the Bankruptcy Court to allow it to establish a retention program that will provide economic incentives to its Alpharetta-based employees to remain with the Company through the transition period. Consolidation activities are expected to conclude by the end of February 2002. The Company expects that cash expenses associated with this consolidation, including retention and severance expenses, moving costs and capital costs for improvements to the Canton Facility, will not exceed $2.0 million.

Discontinued Operations

     On November 16, 2000, the Company entered into an agreement to sell substantially all of the ongoing assets of its JBI, Inc. and Morse Shoe, Inc. licensed footwear department businesses to an affiliate of Footstar Inc. (the "Footstar Transaction"). Upon the consummation of the Footstar Transaction, which was effective as of February 3, 2001, the Company exited the retail footwear business. Pursuant to the terms of the Asset Purchase Agreement between the Company and Footstar, the Company retained the obligation to operate certain footwear departments in the following stores scheduled to close: (i) all 105 stores operated by Bradlees Stores, Inc., a debtor in possession under Chapter 11 of the United States Bankruptcy Code, which stores closed during February 2001, (ii) 32 stores operated by Ames Department Stores, Inc., which stores closed during March 2001 and (iii) six stores operated by Ann & Hope, Inc., which stores closed during the Spring of 2001.

     Prior to the sale of its licensed footwear department operations, the Company divested its footwear retail store operations, including its chain of Parade of Shoes stores, which it sold to Payless Shoe Source during fiscal 1997, and its chain of Fayva shoe stores, which it closed in fiscal 1996. In addition to these businesses, the Company sold its Shoe Corporation of America ("SCOA") licensed shoe department business to a group of investors (including SCOA's management team) during fiscal 1997. The Company reacquired the assets of SCOA in February 2000, and sold these assets as part of the Footstar Transaction.
For more information regarding the Company's discontinued footwear operations, see Note 2 to Notes to Consolidated Financial Statements.


Seasonality

     The Company's businesses are seasonal. The men's big and tall apparel businesses generate their largest sales volumes in June (in advance of Father's
Day) and the Christmas season, and the Work 'n Gear business generates its largest sales volume during the second half of the fiscal year. Unseasonable weather may affect sales of cold weather related apparel and work clothing, especially during the traditional high-volume periods. See "Outlook: Important Factors and Uncertainties - Weather Conditions."

Inventory

     The Company is required to carry a substantial inventory in order to provide prompt deliveries to its retail stores. In addition, the Company is required to carry sufficient inventory to satisfy the demands of the customers of its catalog and e-commerce businesses, which inventory levels the Company expects to increase as these businesses grow. Catalog and e-commerce order backlogs, however, have not been material to the Company's business to date, but are expected to grow as the Company increases its catalog and e-commerce activities. The inventories needed in the operation of the Company's businesses are currently available from a number of domestic and overseas sources, with no single source accounting for more than five percent of the Company's merchandise.

Return Policies

  The Company's store and catalog operations accept returns of merchandise if the customer is not pleased with the item purchased or ordered for any reason. The Company's retail stores offer cash back, charge card credits, merchandise credits or exchanges for merchandise returned within 30 days of purchase with a receipt. The Company's stores offer merchandise credits at the current selling price or product exchanges for merchandise returned over 30 days after the purchase date. Catalog customers returning items at any time may elect to receive a replacement item, an exchange in size or color or a cash refund.

Trademarks

  The Company owns several servicemarks relating to the names of its businesses and trademarks relating to products sold in the businesses. Aside from the servicemark registrations relating to the Company's tradenames, the Company does not consider any trademark to be materially important to its business.

Research and Development

  The Company does not engage in any Company-sponsored research and development or customer-sponsored research and development. From time to time, the Company will sponsor, or participate in vendor-sponsored, market research to determine the Company's positioning in the big and tall apparel or workwear markets. The cost of such research is not material to the Company.

Environment

  The Company has not been required to make any material capital equipment expenditures, or suffered any material effect on its earnings or competitive position, as a result of compliance with federal, state or local environmental laws.

Employees

  As of December 10, 2001, the Company employed approximately 2,412 persons full-time and 1,536 persons part-time, of whom approximately 1,578 full-time and 1,450 part-time employees were engaged in retail operations at the store level. None of the Company's full-time or part-time employees are covered by collective bargaining agreements. The Company believes its employee relations are generally good.


MANAGEMENT

The following is a discussion of the Company's management as of December 10, 2001:

Executive Officers of the Company

     Name                  Age  Office
     ----                  ---  ------
     Alan I. Weinstein      58  Chairman of the Board and Chief Executive Officer
     Stuart M. Glasser      54  President and Chief Operating Officer
     Jay M. Scheiner        46  Executive Vice President, Corporate Strategy and Business Development
                                and Chief Information Officer
     Elizabeth C. White     43  First Senior Vice President and Chief Financial Officer

     Mr. Weinstein has held the positions of Chairman of the Company's Board of Directors and Chief Executive Officer since February 2001 and March 1997, respectively and Mr. Weinstein has been a member of the Board of Directors of the Company since 1996. Mr. Weinstein served as President of the Company from November 1996 until February 2001. From January 1999 to June 1999, Mr. Weinstein also held the position of Acting President of the Company's Work 'n Gear division. From September 1996 through November 1996, Mr. Weinstein served as Acting Chief Executive Officer of the Company. From July 1985 through September 1996, Mr. Weinstein held the positions of Senior Executive Vice President, Chief Financial Officer and Secretary of the Company. He was also appointed Chief Administrative Officer in 1988. Mr. Weinstein joined the Company's predecessor in 1968 as Assistant Controller and has held a variety of positions of increasing responsibility in finance and administration since that time.

     Mr. Glasser has held the positions of President and Chief Operating Officer of the Company since February 2001. Mr. Glasser held the positions of President and Chief Executive Officer of The Casual Male, Inc. from September 1997 until February 2001. Mr. Glasser has served as a member of the Board of Directors of the Company since December 1999. From June 1998 until February 2001, Mr. Glasser served as Senior Executive Vice President of the Company. Prior to joining the Company, from January 1991 until September 1997, Mr. Glasser was an Executive Vice President and General Merchandise Manager of men's, boy's, children's and cosmetics for Bloomingdales, a division of Federated Department Stores, Inc. Prior to 1991, Mr. Glasser served as President and Chief Executive of the department store division of Elder-Beerman Stores Corp. and prior to that he served as an Executive Vice President of Lord & Taylor. Mr. Glasser has also served as a member of the Board of Directors of Allou Health & Beauty Care, Inc., a distributor of nationally advertised health and beauty aid products, pharmaceuticals, fragrances, cosmetics and non-perishable foods, since March 2000.

     Mr. Scheiner has held the position of Executive Vice President, Corporate Strategy and Business Development and Chief Information Officer since June
2001 and June 1992, respectively, and since January 2000 has assumed
responsibility for traffic and distribution.   Mr. Scheiner served as First
Senior Vice President, Corporate Strategy and Business Development from November 2000 until June 2001. Mr. Scheiner has been employed by the Company since April 1974 in a variety of positions of increasing responsibility in finance and merchandising.

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

Risk Factors and Uncertainties

     This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these important risk factors below. These risk factors and uncertainties, among others, should be considered in evaluating these forward-looking statements and the Company's future prospects. You should carefully review all of these factors, as well as the discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K.

     Bankruptcy Factors. The commencement of the Chapter 11 Case could adversely affect the Company's relationships with its customers, suppliers or employees. If the Company's relationships with customers, suppliers or employees are adversely affected, the Company's operations could be materially affected. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under its debtor-in-possession credit facility and the formulation of a plan of reorganization and confirmation thereof by the Bankruptcy Court.

     Limited Market for Company Securities. The Company's Common Stock and Convertible Notes were delisted from the Nasdaq's National Market System on May 31, 2001. In addition, the Bankruptcy Court has authorized certain restrictions on trading such securities in order to protect the Company's NOL tax carryforward. See "Market for Registrant's Common Stock at Related Stockholders Matters - Restrictions on Transferability of Securities."

    Availability of Tax Net Operating Loss Carryforward. At February 3, 2001, the Company had net operating loss carryforwards and general business credit carryforwards for federal income tax purposes of approximately $229.0 million and $1.3 million, respectively, which expire in years ended January 2002 through January 2021. The Company also has minimum tax credit carryforwards of approximately $4.0 million available to reduce future regular income taxes, if any, over an indefinite period. Such carryforwards are defined herein as "NOLs". The Company's ability to utilize its NOLs could be substantially limited upon the occurrence of certain changes in stock ownership of the Company under Section 382 of the Internal Revenue Code. See "Management's Discussion on Analysis of Financial Condition and Results of Operations - Re-valuation of Deferred Tax Asset" and Note 5 to Notes to Consolidated Financial Statements. The Company has obtained Bankruptcy Court approval for procedures intended to preserve its NOL tax carryforward. See "Market for Registrant's Common Stock and Related Stockholder Matters -Restrictions on Transferability of Securities." These procedures however, only apply during the Chapter 11 cases.

    Net Capital Deficiency. The Company has a net capital deficiency for the purpose of financial reporting. As such, the Company shows greater liabilities than assets on its balance sheet as of February 3, 2001. The Company's independent auditors have described certain important factors that may affect the Company's ability to continue as a going concern in the Independent Auditors' report accompanying the Financial Statements included herein.

    General Economic Factors. The Company's operating results could be materially adversely affected by changes in the general economy, including broad scale changes in consumer spending patterns. In addition, the Company's ability to grow its businesses may be negatively impacted by changes in the financial markets such as a tightening in the availability of credit, increases in interest rates and lowered valuations of equity securities. In addition, the terrorist attacks on September 11, 2001 have negatively impacted general economic, market and political conditions. The recent terrorist attacks, compounded with the slowing national economy, have resulted in substantially reduced consumer spending across all segments. While we currently cannot project the precise impact of these events on the Company, we do expect that the reduced consumer spending will result in declines in the Company's revenue.

     Weather Conditions. Like all retailers, the Company would experience reduced sales in the event the areas served by its stores suffer severe weather conditions. In addition, as a retailer of seasonal apparel, the Company must make certain inventory decisions based upon an expectation of future weather conditions. Accordingly, weather conditions or patterns different from those forecasted by the Company could result in the Company carrying too little or too much seasonal inventory. Should this occur, the Company could experience decreased sales, increased markdowns and/or increased inventory-carrying costs.

     Leverage. The Company is highly leveraged. As of the Filing Date, the Company's outstanding consolidated indebtedness for borrowed money (including current maturities but excluding undrawn letters of credit) totaled approximately $193.0 million. This relatively high level of indebtedness could be a factor in determining feasibility of any plan of reorganization that is required to be confirmed in connection with the Company's Chapter 11 cases.
This level of indebtedness also could impair the Company's ability to obtain additional financing and requires the Company to dedicate a significant portion of its net cash flow from operations to the payment of principal and interest on this indebtedness, and puts the Company at increased risk in the event it defaults under any indebtedness.

     Competition. The Company faces intense competition for customers, personnel and innovative products in each of its divisions. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company. See "Business - Competition."

     Dependence on Foreign Vendors.   A significant portion of the Company's
merchandise is produced by foreign vendors, including vendors with factories in Pakistan. The performance of the Company's businesses would likely be significantly impacted if production at, or deliveries by, one or more of its key vendors were disrupted for a material amount of time or if the cost of merchandise was significantly increased. Such disruptions or cost increases could occur as the result of social or political strife, unforeseen economic or production regulations, import, licensing or trade restrictions, acts of God, war or terrorism, or other unforeseen circumstances. In the event that any such disruption occurs, there can be no assurance that the Company will be able to identify adequate substitute vendors to replace the products affected by such a disruption in a timely manner or at comparable prices.

     Dependence on Fashion and Trends. Successful implementation of the Company's merchandising strategy depends on its ability to introduce in a timely manner new or updated products which both appeal to its customers and are priced appropriately. The success of the Company also depends in part on its ability to anticipate and respond to changing fashion and merchandise trends and consumer demands in a timely manner. Accordingly, any failure by the Company's divisions to identify and respond to these trends could adversely affect consumer acceptance of the merchandise, which in turn could adversely affect the Company's sales and profitability.

     New Stores and Remodeling Initiatives. The Company's ability to open new stores or to implement remodeling initiatives successfully depends upon, among other things, the Company's capital resources and its ability to locate suitable sites, negotiate favorable rents and other lease and license terms. In addition, because the Company's store designs must evolve over time, actual store-related capital expenditures may vary from historical levels (and projections based thereon) due to such factors as the scope of remodeling projects, general increases in the costs of labor and materials and unusual product display requirements.

     Retention of Qualified Employees. The Company's success depends upon its ability to attract and retain highly skilled and motivated employees with appropriate retail experience to work in management and in its stores.

     Centralized Distribution. The Company conducts its retail store distribution operations and its direct marketing and e-commerce fulfillment and call center functions from centralized facilities located in Canton, Massachusetts and Alpharetta, Georgia, respectively. A disruption in operations at either one of these facilities may significantly increase the Company's distribution costs or materially impact sales in its direct marketing and e-commerce businesses. Further, beginning in February 2002, the Company's distribution operations will become more centralized as its Alpharetta Facility operations are consolidated into its Canton Facility operations. See "Business
- - Consolidation of Catalog and E-Commerce Call and Fulfillment Center."

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

     Trade Imbalances. Because a significant amount of the Company's merchandise is manufactured by foreign vendors, disruption in the shipping trade could materially adversely impact its ability to receive merchandise in a timely fashion.

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



Item 2.  PROPERTIES

     The executive and administrative offices of the Company are located at 555 Turnpike Street in Canton, Massachusetts. This facility also serves as the distribution center for the Company's Casual Male Big & Tall, B & T Factory Store, Repp and Work 'n Gear retail stores. The facility is located on 37 acres of land (the "Canton Facility") and is owned by JBAK Canton Realty, Inc. ("JBAK Realty"), a wholly-owned subsidiary of JBAK Holding, Inc. ("JBAK Holding") and an indirect, wholly-owned subsidiary of Casual Male Corp. In December 1996 JBAK Realty obtained a $15.5 million mortgage loan from The Chase Manhattan Bank (the "Mortgage Loan"), secured by the real estate, buildings and other improvements owned by JBAK Realty located at the Canton Facility. JBAK Realty leases the Canton Facility to JBI, Inc., a wholly owned subsidiary of Casual Male Corp. This facility contains approximately 750,000 square feet of space, including approximately 150,000 square feet of office space. Neither JBAK Realty nor JBAK Holding is a party in the Chapter 11 case.

     The Company formerly leased a building at 437 Turnpike Street, Canton, Massachusetts, which served as administrative offices for the Casual Male Big & Tall, outlet store and Repp retail businesses (the "437 Turnpike Facility"). On July 1, 2001, the Company relocated these administrative offices to the Canton Facility. See "- - Lease Rejection Activities".

     Catalog and e-commerce fulfillment and call center activities for the Company's apparel divisions are currently provided from a 135,000 square foot facility in Alpharetta, Georgia (the "Alpharetta Facility"). This facility also serves as offices for the Company's direct marketing management. The initial term of this lease expires on May 3, 2010 and the Company has one option to extend the term of the lease for a five-year period at the then-prevailing market rate. The Company has elected to consolidate the catalog and e-commerce operations currently located in its Alpharetta Facility into its Canton Facility. This consolidation will allow the Company to utilize space in the Canton Facility made available as a result of the disposal of the Footwear Business and will eliminate occupancy and related expenses associated with the Alpharetta Facility. In order to ensure a smooth transition of the Company's catalog and e-commerce business from Alpharetta to Canton, the Company has petitioned the Bankruptcy Court to allow it to establish a retention program that will provide economic incentives to its Alpharetta-based employees to remain with the Company through the transition period. Consolidation activities are expected to conclude by the end of February 2002. The Company expects that cash expenses associated with this consolidation, including retention and severance expenses, moving costs and capital costs for improvements to the Canton Facility, will not exceed $2.0 million.

     The Company leases space in a building at 330 Turnpike Street, Canton, Massachusetts, which serves as administrative offices for the Company's loss prevention department. The space contains approximately 41,000 square feet, including approximately 14,000 square feet of office space. The lease on this facility expires October 31, 2003.

     As of December 10, 2001, excluding the 8 stores conducting store closing sales, the Company operated 379 Casual Male Big & Tall stores, all in leased premises ranging from 2,000 to 5,987 square feet, with average space of approximately 3,315 square feet and total space of approximately 1,263,000 square feet. A majority of the leases run for initial terms of five years.
Most are renewable at the option of the Company for one or more five-year terms. See "Business --Store Closings" and "Lease Rejection Activities" for additional information on Bankruptcy Court approved store closings.

     As of December 10, 2001, excluding the 5 stores conducting store closing sales, the Company operated 63 outlet stores, all in leased premises ranging from 2,113 to 5,000 square feet, with average space of approximately 3,130 square feet and total space of approximately 200,250 square feet. A majority of the leases run for initial terms of 5 years. Most are renewable at the option of the Company for one or more five-year terms. See "Business --Store Closings" and "Lease Rejection Activities" for additional information on Bankruptcy Court approved store closings.

     As of December 10, 2001, excluding the 15 stores conducting store closing sales, the Company operated 66 Repp stores, all in leased premises ranging from 2,500 square feet to 9,510 square feet, with average space of approximately 3,515 square feet and total space of approximately 232,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five-year terms. See "Business-- Store Closings" and "Lease Rejection Activities" for additional information on Bankruptcy Court approved store closings.

     As of December 10, 2001, the Company operated 70 Work 'n Gear stores, all in leased premises ranging from 2,400 square feet to 6,200 square feet, with average space of approximately 4,285 square feet and total space of approximately 300,000 square feet. A majority of the leases run for initial terms of five years. Most are renewable at the option of the Company for one or more five-year terms.


Lease Rejection Activities

     As debtors-in-possession under Chapter 11 of the United States Bankruptcy Code, the Debtors have the right to reject or assume unexpired real property leases (subject to limitations set forth in the Bankruptcy Code). The Debtors are in the process of evaluating which of its leases it will reject, assume for its own use or assume and assign to a third party. On August 2, 2001, the Bankruptcy Court entered an Order permitting the Debtors to extend the time to reject or assume non-residential leases through April 17, 2002. Effective July 31, 2001, the Debtors rejected the lease for the 437 Turnpike Facility. As of December 10, 2001, the Debtors have not yet determined whether they will reject the Alpharetta Facility lease or assume this lease and assign it to a third party. With respect to the 80 stores described under "Business--Store Closings", the Company has assumed three store leases and assigned said leases to third parties, and has rejected the leases associated with 59 stores. The leases associated with 18 stores have terminated pursuant to their terms or a lease termination agreement with the landlord.

Item 3.  LEGAL PROCEEDINGS

     The Debtors are presently operating their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. There were no material legal proceedings pending against the Company prior to the Chapter 11 filing. The Debtors currently retain the exclusive right to file a plan of reorganization until March 25, 2002 and to solicit acceptance of a plan of reorganization until May 22, 2002. Certain claims have been brought against the Company which are incident to, and will be resolved in, the Chapter 11 proceeding. There are no other material legal proceedings pending or, to the knowledge of management, threatened against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Information

     Prior to May 18, 2001, the Company's common stock and Convertible Notes traded on The Nasdaq Stock Market(R) (Nasdaq) under the symbol "CMAL" and "CMALG", respectively. On May 31, 2001, the Company's common stock and Convertible Notes were delisted from the Nasdaq National Market System, and the common stock now trades on the over-the-counter market as reported by Pink Sheets LLC under the symbol "CMALQ." According to their website, www.pinksheets.com the Pink Sheets' Electronic Quotation Service is not an
------------------
exchange, but a nexus in which competitive market makers display real-time prices and potential liquidity in thousands of domestic equities for companies that are unable or choose not to list their securities on the Nasdaq or a securities exchange.

     The following table sets forth the last reported high and low sales prices, as reported by Nasdaq, for the Company's common stock for each quarterly period during the years ended February 3, 2001 and January 29, 2000. The prices set forth below do not include retail mark-ups, markdowns or commissions.


     Year Ended February 3, 2001        High           Low
     ---------------------------        ----           ---

     First Quarter                      $7  1/4        $5
     Second Quarter                      6 11/16        4  15/16
     Third Quarter                       5  1/4         3   5/8
     Fourth Quarter                      7              2   1/4

     Year Ended January 29, 2000        High           Low
     ---------------------------        ----           ---

     First Quarter                      $6 1/4         $3 3/4
     Second Quarter                      9              5 3/4
     Third Quarter                       7 7/8          5 1/2
     Fourth Quarter                      6              4 1/2

Holders

     There were approximately 635 holders of record of the Company's common stock as of December 10, 2001. The Company believes the actual number of beneficial owners of the Company's common stock is substantially greater than the stated number of holders of record because a portion of the outstanding common stock is held in "street name".

Dividends

     On March 12, 1987, the Board of Directors of the Company adopted a policy of paying quarterly dividends. For each quarter thereafter up until April 2001, the Company has paid a dividend of 1 1/2 cents per share. In light of the Company's financial situation, the Company has suspended the payment of all dividends. The Company's debtor-in-possession credit facility prohibits the payment of cash dividends to stockholders. For additional information, see "Management's Discussion and Analysis - Liquidity and Capital Resources."

Restrictions on Transferability of Securities

     In connection with the Chapter 11 Case, the Bankruptcy Court entered an order that enables the Company to take advantage of the automatic injunction (that commenced immediately upon the Chapter 11 filings) to protect its substantial net operating loss carryforward. The Bankruptcy Court approved certain notice procedures that limit the buying and selling of the Company's common stock and Convertible Notes and the trading of claims that could effect an "ownership change" for tax purposes, thereby adversely affecting the Company's valuable NOL tax carryforward. In order to make sure that no violations of the automatic stay occur by claims or securities trading, the Bankruptcy Court approved certain procedures to govern and restrict trading.

     These procedures restrict beneficial holders of the Company's Convertible Notes or common stock as follows: (i) if any such holder beneficially owns 5% or more of such notes or stock, it is stayed from purchasing any additional notes or stock, and (ii) if any such holder owns less than 5% of such notes and stock, it is stayed from purchasing an amount which, when added to their total beneficial ownership, would equal more than 4.99% of such notes or stock. Further, holders of general unsecured claims (other than Convertible Notes) and holders of the 13% Senior Subordinated Notes due December 31, 2001, are required to provide the Company with 30 days written notice of an intended sale or other transfer before the sale or other transfer of such claims may be deemed effective. Pursuant to the Order, any sale or other transfer in violation of such procedures will be null and void.

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

     In May 1999, to facilitate the Repp acquisition by the Company's JBI Apparel, Inc. subsidiary, JBI Apparel, Inc. issued 13% Senior Subordinated Notes (the "Notes") in the principal amount of $10.0 million to a group of 12 investors, which included investment funds affiliated with Donaldson, Lufkin and Jenrette, Inc. (the "Investor Group"). Detachable warrants were issued in connection with the Notes, which warrants enable the holders thereof to purchase 1,200,000 shares of Casual Male Corp. common stock at a purchase price of $5.00 per share (the "Warrants"). The Notes mature on December 31, 2001 and the Warrants expire on May 21, 2004. The Notes and the Warrants were offered and sold in a private placement transaction utilizing the exemption set forth in
Section 4(2) of the Securities Act of 1933, as amended, and were sold directly without the involvement of a broker or commissioned agent.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the Company are derived from the consolidated financial statements that have been audited and reported on by KPMG llp, independent certified public accountants, and are qualified in their entirety by reference to the more detailed consolidated financial statements and the independent auditors' report thereon appearing elsewhere in this Form 10-K. The financial data presented below reflect the results of the Company's continuing apparel segment as continuing operations, and reflect the results of the Company's former footwear segment as discontinued operations. The Company's continuing apparel operations reflect the purchase of the Repp Big & Tall businesses in May 1999. In November 2000, the Company announced it had entered into an agreement with an affiliate of Footstar, Inc. to sell substantially all the assets of its JBI, Inc. and Morse Shoe, Inc. subsidiaries, which are entities that comprised its footwear segment. The sale was finalized effective February 3, 2001.

                               CASUAL MALE CORP.
                     SELECTED CONSOLIDATED FINANCIAL DATA
               (Dollars in thousands, except per share amounts)

                                                                           Year Ended
                                                     ------------------------------------------------------
                                                       2/03/01    1/29/00     1/30/99    1/31/98    2/01/97
                                                     ---------   --------    --------   --------  ---------
Income Statement Data:                              (53 weeks)
---------------------
Net sales                                            $ 471,817   $411,107    $324,336   $309,500  $ 293,775
Cost of sales                                          245,121    212,154     169,974    163,406    153,174
                                                     ---------   --------    --------   --------  ---------
      Gross profit                                     226,696    198,953     154,362    146,094    140,601
Selling, administrative and general expenses           188,579    164,600     132,374    125,226    118,846
Depreciation and amortization                           11,974     12,013      10,240      9,233     10,171
Restructuring and other non-recurring charges                -          -           -        350          -
                                                     ---------   --------    --------   --------  ---------
      Operating income from continuing operations       26,143     22,340      11,748     11,285     11,584
Interest expense, net                                   11,972     10,075       7,486      6,664      4,262
                                                     ---------   --------    --------   --------  ---------
      Earnings from continuing operations
          before income taxes                           14,171     12,265       4,262      4,621      7,322
Income tax expense                                      57,216      4,047       1,534      1,802      2,855
                                                     ---------   --------    --------   --------  ---------
Earnings (loss) from continuing operations             (43,045)     8,218       2,728      2,819      4,467
Earnings (loss) from discontinued operations,
          net of taxes                                 (58,811)       655        (694)       994   (115,895)
                                                     ---------   --------    --------   --------  ---------
Net earnings (loss)                                  $(101,856)  $  8,873    $  2,034   $  3,813  $(111,428)
                                                     =========   ========    ========   ========  =========
Earnings (loss) per common share:
      Basic
          Continuing operations                      $   (3.06)  $   0.58    $   0.19   $   0.20  $    0.32
          Discontinued operations                    $   (4.18)  $   0.05    $  (0.04)  $   0.07  $   (8.34)
                                                     ---------   --------    --------   --------  ---------
              Net earnings (loss) per
                   common share, basic               $   (7.24)  $   0.63    $   0.15   $   0.27  $   (8.02)
                                                     =========   ========    ========   ========  =========
Earnings (loss) per common share:
      Diluted
          Continuing operations                      $   (3.06)  $   0.57    $   0.19   $   0.20  $    0.32
          Discontinued operations                    $   (4.18)  $   0.05    $ ( 0.05)  $   0.07  $   (8.34)
                                                     ---------   --------    --------   --------  ---------
              Net earnings (loss) per
                   common share, diluted             $   (7.24)  $   0.62    $   0.14   $   0.27  $   (8.02)
                                                     =========   ========    ========   ========  =========

                                                                             As Of
                                                     ------------------------------------------------------

                                                      2/03/01     1/29/00     1/30/99    1/31/98   2/01/97
                                                     ---------   --------    --------   --------  ---------
Balance Sheet Data:
------------------
Working capital                                      $  72,746   $124,983    $120,089   $121,368   $182,122
Total assets                                           245,084    376,627     324,035    335,067    388,541
Long-term debt                                         164,089    174,064     174,583    186,251    214,092
Stockholders' equity (deficit)                         (12,937)    89,726      78,183     75,263     71,989
                                                     =========   ========    ========   ========  =========
Cash dividends declared
   per common share                                  $    0.06   $   0.06    $   0.06   $   0.06  $    0.06
                                                     =========   ========    ========   ========  =========

                               CASUAL MALE CORP.
                     SELECTED CONSOLIDATED FINANCIAL DATA


Store Openings and Closings:*
---------------------------

                                                    Outlet
                               Casual               ------                             Total             Work 'n
                                Male                Stores             Repp          Big & Tall           Gear           Total
                          -----------------    -----------------  --------------  ----------------  -----------------  ----------
Stores open at
 January 31, 1998                  424                 35               -               459                 66              525

Openings                             7                  3               -                10                  1               11
Closings                           (15)                (1)              -               (16)                 -              (16)
Conversions                         (1)                 1               -                 -                  -                -
                                  ----                 --           -----               ---                 --              ---

Stores open at
 January 30, 1999                  415                 38               -               453                 67              520

Openings                             4                  1             137**             142                  -              142
Closings                           (12)                (1)             (2)              (15)                (2)             (17)
Conversions                        (14)                14               -                 -                  -                -
                                  ----                 --           -----               ---                 --              ---

Stores open at
 January 29, 2000                  393                 52             135               580                 65              645

Openings                             2                 20               4                26                  5               31
Closings                            (3)                 -              (5)               (8)                 -               (8)
Conversions                          1                  -              (1)                -                  -                -
                                  ----                 --           -----               ---                 --              ---

Stores open at
 February 3, 2001                  393                 72             133               598                 70              668

Openings                             7                  0               2                 9                  -                9
Closings                           (23)               (14)            (34)              (71)                 -              (29)
Conversions                         10                 10             (20)                -                  -                -
                                   ---                ---             ---               ---                 --              ---

Stores open at
 December 10, 2001***              387                 68              81               536                 70              648

* Reflects continuing operations only and excludes store information relating to discontinued operations. On August 22, 2001, the Bankruptcy Court authorized the Company to conduct store closing sales in 80 stores. See "Business--Store Closings."

** Excludes the 16 Canadian Repp stores sold to Grafton-Fraser, Inc. and the 31 stores whose leases were terminated at or around closing and whose inventory was sold by a liquidator.

*** Includes 8 Casual Male, 4 outlet and 15 Repp stores currently conducting store closing sales.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following section of this Annual Report on Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We discuss many of these risks in detail under the heading "Risk Factors and Uncertainties" beginning on page 11. You should carefully review all of these factors, as well as the discussion of forward-looking statements on page 1 of this Annual Report on Form 10-K.

     All references herein to fiscal 2001, fiscal 2000 and fiscal 1999 relate to the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively. All references herein to fiscal 2002 and fiscal 2003 relate to the years ending February 2, 2002 and February 1, 2003, respectively. With the exception of fiscal 2001, which consists of 53 weeks, all fiscal years consist of 52 weeks. To the extent the Company may have incurred increased costs resulting from inflation, the Company believes it has been able to offset these costs through higher revenues. Accordingly, the Company believes inflation has had no significant impact on its operations.

Bankruptcy Court Case

     On May 18, 2001 (the "Filing Date"), Casual Male Corp. and 15 of its direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under chapter 11 of the Bankruptcy Code (the "Chapter 11 Case") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). JBAK Holding, Inc. and JBAK Canton Realty, Inc., a direct and indirect subsidiary of Casual Male Corp., respectively, are not debtors in the Chapter 11 Case. The Debtors continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On May 24, 2001, the United States Trustee for the Southern District of New York appointed an Official Committee of Unsecured Creditors (the "Creditors' Committee") pursuant to Section 1102 of the Bankruptcy Code.

Factors Contributing to the Chapter 11 Filing

     A number of factors contributed to the Company's decision to commence the Chapter 11 Case on May 18, 2001. Generally, the Chapter 11 filing arose in response to the Company's need to obtain additional liquidity and to restructure its long-term indebtedness. While the Company pursued potential capital market transactions in an effort to secure the necessary financing, it was unable to obtain such financing within the time-frame, and on the terms, required to continue operations. The factors that impacted the Company's inability to restructure its long-term indebtedness, and to obtain alternative financing in a timely manner, include:

     Market Conditions and Sales Performance. During the Winter and Spring of 2001, market conditions in the United States deteriorated, precipitating a broad decline in overall consumer spending. The extent of this economic downturn is evidenced by the recent pronouncement that the U.S. economy officially fell into a recession in March 2001. This decline in the consumer market had a particularly acute effect on the retail sector. As a result of the overall economic downturn, more than two dozen retail chains (including Ames, Bradlees, Home Place, Lechters, Montgomery Ward, Natural Wonders and Track'n Trail) declared bankruptcy during this period. Although the Company has a prominent position in the men's big and tall specialty retail market, this business experienced comparable sales declines each month beginning in December 2000.
See "Risk Factor and Uncertainties - General Economic Factors."

     Credit Market Tightness.   Lenders generally reduced amounts made available
for commercial loans to retail companies during the period prior to the Filing Date. In particular, the high yield markets were unavailable to many retail companies, including the Company. In addition to this, the financing sources willing to consider lending funds to retailers were uncomfortable lending funds to the Company in light of the scheduled maturity on December 31, 2001 and June 30, 2002 of the $10.0 million 13% Senior Subordinated Notes (the "JBI Apparel Notes") and the $70.0 million 7% Convertible Subordinated Notes (the "Convertible Notes"), respectively. See "Risk Factors and Uncertainties - General Economic Factors."

     Inability to Refinance Convertible Notes. During a conference call broadcast over the internet on March 21, 2001, the Company announced that it believed it would need to sell non-core assets and/or conduct a capital market transaction in order to fund the redemption of the Convertible Notes, upon their maturity. Thereafter, the Company engaged an investment banker to assist it in preparing an exchange offer to present to holders of the Convertible Notes. However, the Company ultimately was unable to conduct such an exchange offer. See "Risk Factors and Uncertainties - Leverage."

     Reduced Borrowing Availability. During the periods preceding the Filing Date, the Company experienced a general tightening of the credit made available to it under its revolving credit facility. For example, in March 2001, the Company's senior lenders increased by $1.0 million certain reserve requirements under this facility. During April 2001, the Company incurred an additional approximately $3.0 million reduction in the borrowing base availability under its revolving credit line as the result of the lenders' imposition of additional reserves and their inventory revaluation. See "Risk Factors and Uncertainties - General Economic Factors."

     Decreasing Trade Credit. Beginning in or about May 2001, as the Company's liquidity position became apparent to its merchandise and other vendors, certain of its vendors (and their factors) refused to ship merchandise ordered in advance of Father's Day, the Company's second biggest selling period. As a result, new merchandise receipts were substantially below plan for the month of May 2001.

     Loss from Discontinued Operations. On February 3, 2001, the Company sold its remaining footwear operations to an affiliate of Footstar, Inc. See "- Discontinued Operations" below. On March 21, 2001 (following the completion of the post-closing audit conducted in connection with the Footstar Transaction and the Company's year-end audit), the Company announced that its net loss from discontinued operations was larger than anticipated, as a result of higher inventory liquidation and severance costs, which had a negative impact on the Company's cash available for its operations. See "Note 2 to Notes to Consolidated Financial Statements."

     Leverage. Immediately prior to the Filing Date, the Company had outstanding $193.0 million in borrowings under several facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Of this amount, Casual Male Corp. owed $70.0 million pursuant to the Convertible Notes, which are scheduled to mature on June 30, 2002, and JBI Apparel, Inc. owed $10.0 million pursuant to the JBI Apparel Notes, which are scheduled to mature on December 31, 2001. The Company's operating subsidiaries also owed approximately $60.0 million in trade and other payables as of the Filing Date. See "Risk Factor and Uncertainties - Leverage."

     Beginning in March 2001 and continuing until the Filing Date, the Company engaged in extensive discussions with its existing lenders as well as with potential refinancing lenders and various sources of equity financing in an effort to address its liquidity concerns. While the Company pursued several promising negotiations into May 2001, its efforts to obtain the necessary third party financing to resolve its liquidity needs were unsuccessful.

     Consequently, the Debtors decided to commence their Chapter 11 cases to protect their retail franchises.

Exclusivity Period Extension

     Under Section 1121(b) of the Bankruptcy Code, a debtor has the exclusive right to file a plan of reorganization during the initial 120 days after the date of the commencement of a Chapter 11 case. The Debtors have not yet proposed a plan of reorganization. On August 20, 2001, the Debtors filed with the Bankruptcy Court a motion to extend the exclusive period and the time within which to solicit acceptances of a plan for approximately six months (without prejudice to its right to request further extensions if necessary). On October 10, 2001, the Bankruptcy Court granted the extension. Such extension extends the Debtors' exclusive period for filing a plan until March 25, 2002.

Debtor-in-Possession Financing

     On May 18, 2001, the Bankruptcy Court approved on an interim basis a $135 million post-petition credit and term loan facility provided by a lending group led by Fleet Retail Finance, Inc. and Back Bay Capital Funding LLC (the "DIP Financing"). The credit facility provides loans to the Debtors to fund ongoing operations, as more fully described below under the heading "--Liquidity and Capital Resources - DIP Financing." The DIP Financing received final approval from the Bankruptcy Court on July 19, 2001.

Discontinued Operations

     On November 16, 2000, the Company entered into an agreement to sell substantially all of the ongoing assets of its JBI,

Inc. and Morse Shoe, Inc. licensed footwear department businesses to an affiliate of Footstar, Inc. (the "Footstar Transaction"). Upon the consummation of the Footstar Transaction, the Company exited the retail footwear business. Accordingly, the operating results and the effect of the sale of the footwear operations are reflected as discontinued operations. The sale resulted in a loss of $58.8 million recorded in fiscal 2001, which loss included the difference between the book value of the Footwear Business assets sold less the consideration received in respect thereof, the operating results of the division in 2001 and other costs directly associated with the divestiture of the Footwear Business.

Re-valuation of Deferred Tax Asset

     At February 3, 2001, the Company had net operating loss carryforwards and general business credit carryforwards for federal income tax purposes of approximately $229.0 million and $1.3 million, respectively, which expire in years ended January 2002 through January 2021. The Company also has minimum tax credit carryforwards of approximately $4.0 million available to reduce future regular income taxes, if any, over an indefinite period. Such carryforwards are defined herein as "NOLs".

     SFAS No. 109, "Accounting for Income Taxes", requires the tax benefit of such NOLs be recorded for financial reporting purposes as an asset to the extent the Company assesses the utilization of such NOLs to be "more likely than not". At January 29, 2000, the Company established a valuation allowance against its deferred tax assets of $27,671,000.

     As described in Note 2 in Notes to Consolidated Financial Statements, in the year ended February 3, 2001, the Company disposed of its footwear business, and subsequent to year-end the Company began certain efforts to undertake a financial restructuring in order to secure additional future liquidity to satisfy ongoing operations and repay debt that was scheduled to mature during the next year. In accordance with current accounting literature, the Company considered its changing financial circumstances, and the related risks, in assessing whether at February 3, 2001 it is more likely than not that some portion or all of the NOLs will be realized. In considering the likelihood of realizing the value of the NOLs, the Company was required to consider the likelihood of the generation of future taxable income during the periods in which the NOLs may be utilized. In addition, the Company considered Section 382 of the Internal Revenue Code, which serves to limit a taxpayer's ability to utilize NOLs as a result of changes in stock ownership of the Company over a three year period. The Company's financial circumstances and the possible limitation which would be caused by a change in ownership have caused management to conclude that none of the Company's deferred tax assets are more likely than not to be realized. The Company has therefore increased the valuation allowance to eliminate its net deferred tax assets in the year ending February 3, 2001. The elimination of this asset resulted in income tax expense allocable to continuing operations of $56,347,000.

Results of Operations
                        Fiscal 2001 versus Fiscal 2000

     Net sales from continuing operations increased by $60.7 million to $471.8 million in fiscal 2001 from $411.1 million in fiscal 2000, primarily due to a $35.5 million increase in sales generated by the Repp Big & Tall retail store, catalog and e-commerce businesses acquired in May 1999 and the introduction of the Casual Male Catalog and e-commerce website during the period. The sales increase was also the result of (i) an increase in the average number of Casual Male Big & Tall stores, outlet stores and Work 'n Gear stores in operation during fiscal 2001 as compared to fiscal 2000, (ii) a 3.2% increase in comparable store sales (comparable store sales increases/decreases are based upon comparisons of weekly sales volume in Casual Male Big & Tall stores, outlet stores and Work 'n Gear stores that were open in corresponding weeks of the comparison periods, as well as comparisons, beginning in September 2000, of weekly sales volume in the Repp Big & Tall stores, which were open in corresponding weeks of the comparison periods) and (iii) an additional week in fiscal 2001, which accounted for additional sales of $6.6 million.

     Cost of sales from continuing operations constituted 52.0% of sales in fiscal 2001, as compared to 51.6% of sales in fiscal 2000. This increase in percentage was primarily due to additional promotional activity in the newly acquired Repp Big & Tall stores, which experienced a higher cost of sales percentage than the Company's other chains. The Company initiated this additional promotional activity in Repp, primarily during the fourth quarter, to liquidate seasonal product and generate sales. When the Company purchased the Repp business from Edison Brothers in May 1999, the business's real estate portfolio was not uniformly positioned to target customers with higher incomes. As a result, many Repp stores are or were located in areas whose demographics do not support its current merchandise assortment and higher price points. The Company believes that the customers' lack of receptivity to Repp's higher price points in certain Repp stores resulted in increased markdowns at Repp in fiscal 2001. Because the Company believes that the Repp retail business does not currently correspond to the needs of its customers, it has undertaken, or will undertake, the actions described under the headings "Business - Repp Big & Tall-

Conversion and Elimination of Repp Stores." The cost of sales percentage increase was also the result of an increase in warehousing and distribution costs as a percentage of sales, partially offset by a higher initial markup on merchandise purchases.

     Selling, administrative and general expenses from continuing operations increased $24.0 million, or 14.6%, to $188.6 million in fiscal 2001 from $164.6 million in fiscal 2000. As a percentage of sales, selling, administrative and general expenses were 40.0% in both fiscal 2001 and fiscal 2000. In fiscal 2001, the Company experienced an increase in direct store and catalog expenses as a percentage of sales. The increase in direct store expenses reflects higher payroll costs in the newly acquired Repp stores, which feature more higher-priced and tailored clothing and require more salespeople than the Company's other businesses. The increase in catalog expenses reflects the expanded circulation of the catalogs and associated payroll costs, partially offset by lower catalog production costs as a percentage of sales. The increase in direct expenses as a percentage of sales was offset by a decrease in management information system expenses as a percentage of sales, which was the result of non-recurring expenses in fiscal 2000 related to both systems integration of the Repp business acquired in May 1999 and the development of the Company's catalog and e-commerce businesses.

     Depreciation and amortization expense from continuing operations was $12.0 million in both fiscal 2001 and fiscal 2000.

     As a result of the above, the Company's operating income from continuing operations increased by $3.8 million to $26.1 million in fiscal 2001 from $22.3 million in fiscal 2000. As a percentage of sales, operating income was 5.5% in fiscal 2001 as compared to 5.4% in fiscal 2000.

     Net interest expense from continuing operations increased by $1.9 million to $12.0 million in fiscal 2001 from $10.1 million in fiscal 2000, primarily due to higher interest rates on bank borrowings and higher average levels of bank borrowings associated with higher average levels of inventory in fiscal 2001 as compared to fiscal 2000. The increase in bank borrowings resulted primarily from the Company's acquisition of the Repp businesses in May 1999, and the increase in rate was the result of generally higher short term borrowing rates in fiscal 2001 versus fiscal 2000.

     Taxes on earnings from continuing operations were $57.2 million. As disclosed in Note 5 in Notes to Consolidated Financial Statements and in the "-- Revaluation of Deferred Tax Asset" section in this Item 7, the Company has increased the valuation allowance on its deferred tax asset to 100% of the value of the asset. The increase of this valuation reserve is fully reflected in taxes on earnings from continuing operations. In fiscal 2000, taxes on earnings from continuing operations totaled $4.0 million, yielding an effective tax rate of 33.0%.

     Loss from continuing operations was $43.0 million in fiscal 2001 as compared to earnings from continuing operations of $8.2 million in fiscal 2000.

     For the fiscal year ended February 3, 2001, the Company recorded a loss from discontinued operations of $58.8 million as compared to earnings from discontinued operations, net of income tax expense, of $655,000 in fiscal 2000. See "--Discontinued Operations" and Note 2 to Notes to Consolidated Financial Statements.

     Net loss for fiscal 2001 was $101.9 million as compared to net earnings for fiscal 2000 of $8.9 million.

                              Fiscal  2000 versus Fiscal 1999


     Net sales from continuing operations increased by $86.8 million to $411.1 million in fiscal 2000 from $324.3 million in fiscal 1999, primarily due to sales of $72.6 million generated in fiscal 2000 by the Repp Big & Tall stores
and the Repp By Mail catalog  business acquired in May 1999.   The sales
increase was also the result of a 5.5% increase in comparable store sales, partially offset by the closing of a net of ten Casual Male Big & Tall, outlet stores and Work 'n Gear stores.

     Cost of sales from continuing operations constituted 51.6% of sales in fiscal 2000, as compared to 52.4% of sales in fiscal 1999. This decrease was primarily attributable to lower markdowns as a percentage of sales and a higher initial markup on merchandise purchases.

     Selling, administrative and general expenses from continuing operations increased $32.2 million, or 24.3%, to $164.6 million in fiscal 2000 from $132.4 million in fiscal 1999. The increase was primarily due to the acquisition of the Repp businesses in May 1999. As a percentage of sales, selling, administrative and general expenses were 40.0% in fiscal 2000, as compared to 40.8% of sales in fiscal 1999. The decrease in such percentage was primarily attributable to greater operating efficiencies created by the leveraging of fixed administrative costs against the volume added by the Repp acquisition, coupled with an increase in comparable store sales.

     Depreciation and amortization expense from continuing operations increased by $1.8 million to $12.0 million in fiscal 2000 from $10.2 million in fiscal 1999 due to a net increase in depreciable and amortizable assets, primarily as a result of the Repp acquisition.

     As a result of the above, the Company's operating income from continuing operations increased by $10.6 million to $22.3 million in fiscal 2000 from $11.7 million in fiscal 1999. As a percentage of sales, operating income from continuing operations was 5.4% in fiscal 2000 as compared to 3.6% in fiscal 1999.

     Net interest expense from continuing operations increased by $2.6 million to $10.1 million in fiscal 2000 from $7.5 million in fiscal 1999 primarily due to higher interest rates on bank borrowings and other debts and higher average levels of bank borrowings in fiscal 2000 as compared to fiscal 1999. Both increases resulted primarily from the Company's acquisition of the Repp businesses in May 1999, coupled with a higher average interest rate environment in fiscal 2000 versus fiscal 1999.

     Taxes on earnings from continuing operations were $4.0 million in fiscal 2000, yielding an effective tax rate of 33.0%, as compared to $1.5 million in fiscal 1999, yielding an effective tax rate of 36.0%. The decrease in the effective tax rate was primarily due to adjustments recorded in fiscal 2000 to deferred taxes and the related valuation reserve.

     Earnings from continuing operations increased $5.5 million in fiscal 2000 to $8.2 million from $2.7 million in fiscal 1999.

     For the fiscal year ended January 29, 2000, the Company recorded earnings from discontinued operations, net of income tax expense, of $655,000 as compared to recording a loss from discontinued operations net of income tax benefit, of $694,000 in the fiscal year ended January 30, 1999.

     Net earnings for fiscal 2000 were $8.9 million as compared to net earnings of $2.0 million in fiscal 1999.


Financial Condition
                    February 3, 2001 versus January 29, 2000

     Due to the Footstar Transaction and the Company's exit from the Footwear Business, the Company's consolidated balance sheets have been reclassified to reflect certain account balances or a portion thereof related to the discontinued Footwear Business. As such, the following captions have been added: "Current assets of discontinued operations" and "Non-current assets of discontinued operations."

     The increase in merchandise inventories at February 3, 2001 from January 29, 2000 reflects increased inventory in the Company's catalog and e-commerce businesses, and in the Work 'n Gear business to meet the demands generated by
the division's business-to-business initiatives.   The increase also reflects an
increase in the average inventory level per store coupled with additional inventory required for new stores.

     The decrease in current assets of discontinued operations at February 3, 2001 from January 29, 2000 reflects the substantial consummation of the Footstar Transaction on February 3, 2001, as discussed in Note 2 to Notes to Consolidated Financial Statements.

     The increase in net property, plant and equipment at February 3, 2001 from January 29, 2000 was the result of capital additions of $15.4 million, primarily for the opening of new stores, the renovation of existing stores and equipment and software necessary to meet the Company's information systems needs. The increase was partially offset by the recording of $10.0 million in depreciation expense during fiscal 2001.

     The elimination of current and long-term deferred income taxes at February 3, 2001 from the value at January 29, 2000 resulted from the establishment of a 100% valuation reserve against the Company's deferred tax assets for the reasons described above under the heading "--Re-valuation of Deferred Tax Asset" and in
Note 6 to Notes to Consolidated Financial Statements.

     The decrease in non-current assets of discontinued operations at February 3, 2001 from January 29, 2000 reflects the substantial consummation of the Footstar Transaction on February 3, 2001, as discussed in Note 2 to Notes to Consolidated

Financial Statements.

     The increase in current portion of long-term debt at February 3, 2001 from January 29, 2000 was due primarily to the reclassification from non-current to current of the 13% Senior Subordinated Notes, due December 21, 2001, of the Company's JBI Apparel, Inc. subsidiary that mature in December 2001 (the "JBI Apparel Notes").

     Included in accounts payable are $35.9 million and $8.4 million at February 3, 2001 and January 29, 2000, respectively, of merchandise payables related to the Company's discontinued Footwear business. The footwear accounts payable balance at January 29, 2000 includes $20.8 million related to in transit inventory. Net of the accounts payable related to the discontinued Footwear business, the ratio of accounts payable to merchandise inventories in the Company's continuing apparel operations is 36.2% at February 3, 2001 as compared to 45.9% at January 29, 2000. The decrease in such ratio reflects the Company's decision to purchase a larger percentage of its merchandise inventories directly from foreign sources. Foreign sources provide less trade credit as compared to domestic sources, but generally allow a higher initial markup on purchases. The Company believes the pricing available from its foreign sources for certain product classifications to be favorable to that of domestic sources. Additionally, the decrease in the ratio reflects a larger amount of branded merchandise acquired from domestic sources in its inventory at February 3, 2001 as compared to January 29, 2000. Vendors of branded product often offer less favorable credit terms than vendors of non-branded product.

     The decrease in long-term debt, net of current portion, at February 3, 2001 from January 29, 2000 was primarily due to a decrease in the balance of the Company's chattel and term loans. See Note 4 to Notes to Consolidated Financial Statements for a further discussion of debt.

Cash Flow Statement Data

     Net cash provided by operating activities for fiscal 2001 was $14.3 million, as compared to net cash provided by operating activities of $39.4 million in fiscal 2000. The $26.6 million change was primarily due to a $1.2 million increase in accounts payable at February 3, 2001 from January 29, 2000 as compared to a $29.8 million increase in accounts payable at January 29, 2000 from January 30, 1999. The $29.8 million increase in accounts payable in fiscal 2000 was primarily due to payables related to the acquisition of the Repp business in May 1999, coupled with an increase in accounts payable in the Company's footwear business. The smaller increase in accounts payable in fiscal 2001 versus fiscal 2000 was primarily due to the Company's decision to purchase a larger percentage of its merchandise inventories from foreign sources which provide less trade credit than domestic sources. The Company believes the pricing available from its foreign sources for certain product classifications to be favorable to that of domestic sources. Additionally, the smaller increase in accounts payable reflects a larger amount of branded merchandise acquired from domestic sources in its inventory at February 3, 2001 as compared to January 29, 2000, which vendors often offer less favorable credit terms than vendors of non-branded product.

     Net cash provided by investing activities for fiscal 2001 was $34.6 million, as compared to net cash used in investing activities of $40.3 million in fiscal 2000. The $74.9 million change was primarily due to the receipt of proceeds of $53.0 million from the disposal of the Company's Footwear Business in fiscal 2001, as compared to the use of $27.0 million for the Repp acquisition in fiscal 2000. The change was partially offset by the use of $15.4 million for capital expenditures in fiscal 2001, as compared to $10.7 million used for capital expenditures in fiscal 2000.

     The Company invested $15.4 million, $10.7 million and $9.6 million in capital expenditures (excluding footwear related additions) during fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The Company's capital expenditures generally relate to new store openings and the remodeling of existing stores, coupled with expenditures in support of management information systems and other general corporate purposes.

     Net cash used in financing activities for fiscal 2001 was $12.2 million, as compared to net cash provided by financing activities of $13.1 million in fiscal 2000. The $25.3 million change was primarily due to the net repayment of loans in fiscal 2001, reflecting application of a portion of the proceeds from the sale of the footwear segment, as compared to net proceeds from loans in fiscal 2000, reflecting the incurrence of additional debt primarily to finance the Repp acquisition.

Liquidity and Capital Resources

     The Company's primary cash needs have historically been for operating expenses, working capital, interest payments, capital expenditures for ongoing operations and acquisitions. These cash needs have in the past been met through cash generated from operations, borrowings and asset sales.

DIP Financing

     Upon commencement of the Chapter 11 Case, the Debtors filed a motion seeking the authority of the Bankruptcy Court to enter into a debtor-in-possession revolving credit arrangement with a group of lenders led by Fleet Retail Finance Inc. and Tranche B and C term loans with a group of lenders led by Back Bay Capital Funding LLC (the "DIP Facility"). On May 18, 2001, the Bankruptcy Court approved the DIP Facility on an interim basis pursuant to
Section 364(c) of the Bankruptcy Code, and on July 18, 2001, approved the DIP Facility on a final basis.

     The DIP Facility provides the Debtors with a $100 million revolving credit facility, which facility contains a $15.0 million sub-limit for issuances of letters of credit (the "DIP Revolver"), for the Debtors' general working capital needs and for certain capital expenditures. Aggregate borrowings under the DIP Revolver are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the DIP Revolver bear interest at variable rates.

     The Tranche B term loan provided $20 million to be applied solely towards the retirement of the Prepetition Credit Facility (as defined below). The unpaid balance of the Tranche B term loan bears interest at a fixed rate of 17.5% per annum (of which 15.5% is payable monthly in arrears and the remaining 2% may be paid monthly or paid-in-kind, at the option of the Debtors).

     The Tranche C term loan provides $15 million to the Debtors, the proceeds of which must be applied solely towards the retirement of the Prepetition Credit Facility and for the Company's working capital needs. The unpaid balance of the Tranche C term loan bears interest at a fixed rate of 22% per annum (of which 19% is payable monthly in arrears and the remaining 3% may be paid monthly or paid-in-kind, at the option of the Debtors).

     The DIP Facility is secured by a first priority lien on, and security interest in, substantially all of the Debtors' personal property except equipment as to which Fleet Leasing Inc.'s lien has priority and property subject to other permitted liens (as defined in the DIP Facility), in which case the lenders have a perfected junior lien.

     As of December 10, 2001, the Debtors had aggregate borrowings outstanding under the DIP Revolver totaling $58.2 million, consisting of loans and obligations under letters of credit.

Debt Instruments and Other Credit Facilities

     Effective February 3, 2001 (simultaneously with the closing of the Footstar Transaction), the Company established a total of $130 million in bank financing arrangements, comprised of a $110 million revolving credit facility and a $20 million term loan (the "Prepetition Credit Facility"). The Prepetition Credit Facility, which was to have matured in January 2004, amended and restated the $185 million previously existing bank credit facility which would have otherwise expired in May 2002. The Prepetition Credit Facility was superseded and replaced by the DIP Facility.

     As of December 10, 2001, the Company has $1.3 million remaining of its $9 million chattel loan which was provided by Fleet Leasing Inc. (the "Chattel Loan"). The Chattel Loan is payable in equal monthly installments of principal and interest, bears interest at 10.35% and matures in May 2002.

     On May 21, 1999, the Company's JBI Apparel, Inc. subsidiary issued $10 million of 13% Senior Subordinated Notes (the "JBI Apparel Notes") to a group of investors, which included investment funds affiliated with Donaldson, Lufkin and Jenrette, Inc. (the "Investor Group"). Detachable warrants were issued in connection with the JBI Apparel Notes, which enable the holders to purchase 1,200,000 shares of Casual Male Corp. common stock at $5.00 per share. On February 5, 2001, 120,000 warrants were exercised. The principal outstanding on the JBI Apparel Notes is $10 million. For financial reporting purposes, however, the amount of indebtedness shown on the consolidated balance sheet in respect of the JBI Apparel Notes at February 3, 2001 has been reduced by $1.3 million, which represents the remaining balance of the $3.3 million value paid by the Investor Group allocated to the detachable warrants. The value of the detachable warrants is included in additional paid-in capital in stockholders' equity on the consolidated balance sheet, and is being amortized using the interest method. The JBI Apparel Notes mature on December 31, 2001, and the warrants expire on May 21, 2004.

     On December 30, 1996, JBAK Canton Realty, Inc. ("JBAK Realty"), a wholly-owned subsidiary of JBAK Holding, Inc. ("JBAK Holding") and an indirect, wholly-owned subsidiary of Casual Male Corp., obtained a $15.5 million mortgage loan from The Chase Manhattan Bank (the "Mortgage Loan") secured by the real estate, buildings and other improvements owned by JBAK Realty at 555 Turnpike Street, Canton, Massachusetts (the "Canton Property"). JBAK Realty leases the Canton Property to JBI,

Inc., a wholly-owned subsidiary of Casual Male Corp. The Canton Property is used as the Company's corporate headquarters. Proceeds of the Mortgage Loan were used to pay down loans under the Company's revolving credit facility. Neither JBAK Realty nor JBAK Holding, Inc. is a party to the Chapter 11 Case.

     In June 1992, Casual Male Corp. issued $70 million of 7% convertible subordinated notes due June 2002 (the "Convertible Notes"). The Convertible Notes are convertible at a conversion price of $16.125 per share, subject to adjustment in certain events.


Liquidity Outlook

  Under the DIP Facility, the Company is prohibited from incurring capital expenditures in excess of $6.9 million and $6.0 million in fiscal 2002 and
fiscal 2003, respectively.   As of December 10, 2001, in fiscal 2002 the Company
has opened nine new stores, remodeled nine existing stores, and has converted 20 stores. See "Business - Repp Big & Tall - Conversion and Elimination of Repp Stores" and "Business - Store Closings." In fiscal 2003, the Company currently expects to open three new stores and remodel between 50 and 90 existing stores. In addition, the Company expects to incur capital expenditures (i) in connection with the consolidation of the Alpharetta Facility into the Canton Facility in February 2002 and (ii) in information technology, distribution equipment and
other general operating equipment in the ordinary course of business.   See
"Business - Consolidation of Catalog and E-Commerce Call and Fulfillment
Center."

     The Company currently anticipates that amounts available under its DIP Facility, along with other potential sources of funds and cash flows from operations, will be sufficient to meet its operating and capital requirements for the foreseeable future. See "Risk Factors and Uncertainties--Leverage."

     The statements under this subsection are forward-looking statements. For a discussion of certain factors and uncertainties that may affect future results see "Risk Factors and Uncertainties" beginning on page 11 of this Annual Report on Form 10-K and "Business--Bankruptcy Case" beginning on page 1 of this Annual Report on Form 10-K.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Index to Consolidated Financial Statements


Consolidated Financial Statements:                                                   PAGE
                                                                                     ----
     Independent Auditors' Report                                                     29

     Consolidated balance sheets as of February 3, 2001 and January 29, 2000          30

     Consolidated statements of operations for the years ended February 3, 2001       31
     January 29, 2000 and January 30, 1999.

     Consolidated statements of stockholders' equity (deficit) for the years ended    32
     February 3, 2001, January 29, 2000, and January 30, 1999.

     Consolidated statements of cash flows for the years ended February 3, 2001       33
     January 29, 2000 and January 30, 1999.

     Notes to consolidated financial statements                                       34


All schedules have been omitted as they are inapplicable or not required, or the information has been included in the consolidated financial statements or in the notes thereto.

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Casual Male Corp:


We have audited the accompanying consolidated balance sheets of Casual Male Corp. (formerly J. Baker, Inc.) and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended February 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casual Male Corp. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on May 18, 2001. In addition, the Company has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon, among other things, (i) acceptance of a Plan of Reorganization by the Company's creditors with confirmation by the Bankruptcy Court, (ii) compliance with all debt covenants under the debtor-in-possession financing, (iii) the success of future operations, including maintaining profitability and adequate post bankruptcy financing and liquidity, and (iv) the resolution of the uncertainties of the reorganization case discussed in Note 12. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                            KPMG llp


Boston, Massachusetts
March 21, 2001, except for Note 12, as to which the date is December 10, 2001

                      CASUAL MALE CORP. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 As of February 3, 2001 and  January 29, 2000




    Assets                                                                         2001           2000
    ------                                                                         ----           ----
Current assets:
  Cash and cash equivalents                                                  $   5,619,983   $  5,330,465
  Accounts receivable:
    Trade, net                                                                   2,453,460      3,020,262
    Other                                                                        3,112,402      3,584,984
                                                                             -------------   ------------
                                                                                 5,565,862      6,605,246

  Merchandise inventories                                                      136,200,960    119,322,198
  Prepaid expenses                                                               3,902,692      3,987,154
  Deferred income taxes, net                                                             -      2,924,000
  Current assets of discontinued operations                                     13,462,139     97,176,637
                                                                             -------------   ------------
       Total current assets                                                    164,751,636    235,345,700
                                                                             -------------   ------------

Property, plant and equipment, at cost:
  Land and buildings                                                            20,041,636     19,726,648
  Furniture, fixtures and equipment                                             56,464,492     47,655,830
  Leasehold improvements                                                        36,664,206     32,734,616
                                                                             -------------   ------------
                                                                               113,170,334    100,117,094
  Less accumulated depreciation and amortization                                47,778,229     39,875,199
                                                                             -------------   ------------
       Net property, plant and equipment                                        65,392,105     60,241,895
                                                                             -------------   ------------

Deferred income taxes, net                                                               -     53,423,000
Other assets, at cost, less accumulated amortization                            14,939,857     14,911,068
Non-current assets of discontinued operations                                            -     12,705,500
                                                                             -------------   ------------
                                                                             $ 245,083,598   $376,627,163
                                                                             =============   ============

    Liabilities and Stockholders' Equity (Deficit)
    ----------------------------------------------
Current liabilities:
  Current portion of long-term debt                                          $  12,328,921   $ 13,867,302
  Accounts payable                                                              64,459,990     84,089,991
  Accrued expenses                                                              15,216,423     12,052,606
  Income taxes payable                                                                   -        352,302
                                                                             -------------   ------------
    Total current liabilities                                                   92,005,334    110,362,201
                                                                             -------------   ------------

Other liabilities                                                                1,926,660      2,474,540
Long-term debt, net of current portion                                          93,788,679     96,211,132
Senior subordinated debt                                                                 -      7,500,000
Convertible subordinated debt                                                   70,300,000     70,353,000

Stockholders' equity (deficit):
  Common stock, par value $.50 per share, authorized 40,000,000 shares,
    14,069,185 shares issued and outstanding in 2001 (14,067,526 in 2000)        7,034,593      7,033,763
  Additional paid-in capital                                                   120,902,446    120,866,660
  Accumulated deficit                                                         (140,874,114)   (38,174,133)
                                                                             -------------   ------------
       Total stockholders' equity (deficit)                                    (12,937,075)    89,726,290
                                                                             -------------   ------------
                                                                             $ 245,083,598   $376,627,163
                                                                             =============   ============


See accompanying notes to consolidated financial statements.

                       CASUAL MALE CORP. AND SUBSIDIARIES
                     Consolidated Statements of Operations
  For the years ended February 3, 2001, January 29, 2000 and January 30, 1999

                                                                        2001           2000          1999
                                                                        ----           ----          ----
                                                                      53 Weeks
Net sales                                                          $ 471,816,979   $411,106,660  $324,336,423

Cost of sales                                                        245,121,479    212,154,023   169,974,007
                                                                   -------------   ------------  ------------

   Gross profit                                                      226,695,500    198,952,637   154,362,416

Selling, administrative and general expenses                         188,578,819    164,600,184   132,374,739

Depreciation and amortization                                         11,973,599     12,012,716    10,240,210
                                                                   -------------   ------------  ------------

   Operating income                                                   26,143,082     22,339,737    11,747,467

Interest expense, net                                                 11,971,995     10,075,227     7,485,896
                                                                   -------------   ------------  ------------

   Earnings from continuing operations before income taxes            14,171,087     12,264,510     4,261,571

Income tax expense                                                    57,216,000      4,047,000     1,534,000
                                                                   -------------   ------------  ------------

   Earnings (loss) from continuing operations                        (43,044,913)     8,217,510     2,727,571

Discontinued operations:
   Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $322,000 and ($390,000) in
   fiscal 2000 and fiscal 1999, respectively                           1,594,940        655,100      (694,053)
   Loss on disposal of discontinued operations                       (60,405,902)             -             -
                                                                   -------------   ------------  ------------
   Earnings (loss) from discontinued operations                      (58,810,962)       655,100      (694,053)
                                                                   -------------   ------------  ------------
Net earnings (loss)                                                $(101,855,875)  $  8,872,610  $  2,033,518
                                                                   =============   ============  ============

Earnings (loss) per common share:
 Basic
   Continuing operations                                           $       (3.06)  $       0.58  $       0.19
   Discontinued operations                                                 (4.18)          0.05         (0.04)
                                                                   -------------   ------------  ------------

   Net earnings (loss) per common
   share, basic                                                    $      (7.24)   $       0.63  $       0.15
                                                                   =============   ============  ============

 Diluted
   Continuing operations                                           $       (3.06)  $       0.57  $       0.19
   Discontinued operations                                                 (4.18)          0.05         (0.05)
                                                                   -------------   ------------  ------------

   Net earnings (loss) per common
   share, diluted                                                  $       (7.24)  $       0.62  $       0.14
                                                                   =============   ============  ============

Number of shares used to compute
   earnings (loss) per common share:
   Basic                                                              14,067,998     14,065,734    14,006,478
                                                                   =============   ============  ============

   Diluted                                                            14,067,998     14,373,272    14,139,735
                                                                   =============   ============  ============

See accompanying notes to consolidated financial statements.

                      CASUAL MALE CORP. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)
  For the years ended February 3, 2001, January 29, 2000 and January 30, 1999

                                                                         Additional                                 Total
                                                 Common Stock              Paid-in          Accumulated         Stockholders'
                                            Shares          Amount         Capital            Deficit         Equity (Deficit)
                                            ------          ------       ----------        -----------        ----------------
Balance, January 31, 1998               13,919,577      $6,959,789      $115,697,467      $ (47,394,742)      $  75,262,514

Net earnings for the year ended
 January 30, 1999                                -               -                 -          2,033,518           2,033,518
Exercise of stock options                   23,199          11,599           442,941                  -             454,540
Shares issued to certain employees         121,750          60,875         1,213,438                  -           1,274,313
Dividends paid ($.06 per share)                  -               -                 -           (841,570)           (841,570)
                                        ----------      ----------      ------------      -------------       -------------

Balance, January 30, 1999               14,064,526       7,032,263       117,353,846        (46,202,794)         78,183,315


Net earnings for the year ended
 January 29, 2000                                -               -                 -          8,872,610           8,872,610
Warrants issued on subordinated debt             -               -         3,300,000                  -           3,300,000
Exercise of stock options                    3,000           1,500           212,814                  -             214,314
Dividends paid ($.06 per share)                  -               -                 -           (843,949)           (843,949)
                                        ----------      ----------      ------------      -------------       -------------

Balance, January 29, 2000               14,067,526       7,033,763       120,866,660        (38,174,133)         89,726,290


Net loss for the year ended
 February 3, 2001                                -               -                 -       (101,855,875)       (101,855,875)
Exercise of stock options                    1,659             830            35,786                  -              36,616
Dividends paid ($.06 per share)                  -               -                 -           (844,106)           (844,106)
                                        ----------      ----------      ------------      -------------       -------------

Balance, February 3, 2001               14,069,185      $7,034,593      $120,902,446      $(140,874,114)      $ (12,937,075)
                                        ==========      ==========      ============      =============       =============

See accompanying notes to consolidated financial statements.

                       CASUAL MALE CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
  For the years ended February 3, 2001, January 29, 2000 and January 30, 1999

                                                                 2001            2000           1999
                                                                 ----            ----           ----
Cash flows from operating activities:
   Earnings (loss) from continuing operations                $(43,044,913)  $   8,217,510   $  2,727,571
   Adjustments to reconcile earnings (loss) from
   continuing operations to net cash
   provided by operating activities:
     Depreciation and amortization:
       Fixed assets                                             9,973,289       9,921,179      8,739,666
       Deferred charges, intangible assets and
        deferred financing costs                                3,164,310       2,891,537      1,500,544
     Deferred income taxes, net                                56,347,000       3,592,641      1,240,359
     Change in:
       Accounts receivable                                        270,384      (1,717,710)     1,196,829
       Merchandise inventories                                (16,878,762)    (14,824,425)    (5,158,851)
       Prepaid expenses                                            84,462        (208,071)       852,320
       Accounts payable                                         1,194,531      29,831,089      2,772,144
       Accrued expenses                                         3,163,817       3,280,458     (5,403,900)
       Income taxes payable/receivable                            416,698      (1,459,399)       832,141
       Other liabilities                                         (428,216)       (147,387)    (1,368,545)
                                                             ------------   -------------   ------------
        Net cash provided by operating activities              14,262,600      39,377,422      7,930,278
                                                             ------------   -------------   ------------

Cash flows from investing activities:
   Capital expenditures for:
     Property, plant and equipment                            (15,424,938)    (10,747,218)    (9,638,384)
     Other assets                                              (3,009,735)     (2,534,280)      (652,341)
   Net cash paid in acquisition of Repp Ltd. Big &
       Tall businesses                                                  -     (27,021,980)             -
   Proceeds received from sale of footwear business            53,007,456               -              -
                                                             ------------   -------------   ------------
        Net cash provided by (used in)
         investing activities                                  34,572,783     (40,303,478)   (10,290,725)
                                                             ------------   -------------   ------------

Cash flows from financing activities:
   Repayment of senior debt                                             -      (1,500,000)    (1,500,000)
   Proceeds from revolving credit facilities                            -      94,957,430              -
   Repayment of revolving credit facilities                    (1,497,749)   (122,114,352)    (6,790,111)
   Proceeds from (repayment of) senior subordinated debt          (53,000)     10,000,000              -
   Proceeds from  term and  chattel loans                               -      34,000,000              -
   Repayment of term and chattel loans                         (9,292,629)       (994,470)             -
   Repayment of mortgage payable                                 (670,456)       (612,954)      (560,388)
   (Payment) reduction of mortgage escrow, net                     71,145         (28,966)       (61,933)
   Proceeds from issuance of common stock                          36,615         214,314        710,103
   Payment of dividends                                          (844,106)       (843,949)      (841,570)
                                                             ------------   -------------   ------------
        Net cash provided by (used in)
         financing activities                                 (12,250,180)     13,077,053     (9,043,899)
                                                             ------------   -------------   ------------

Net cash provided by (used in) discontinued operations        (36,295,685)    (10,333,501)    11,068,760
                                                             ------------   -------------   ------------

Net increase (decrease) in cash and cash equivalents              289,518       1,817,496       (335,586)

Cash and cash equivalents at beginning of year                  5,330,465       3,512,969      3,848,555
                                                             ------------   -------------   ------------

Cash and cash equivalents at end of year                     $  5,619,983   $   5,330,465   $  3,512,969
                                                             ============   =============   ============

See accompanying notes to consolidated financial statements.

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
            February 3, 2001, January 29, 2000 and January 30, 1999

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Nature of Operations

       Casual Male Corp. and subsidiaries (the "Company"), formerly J. Baker, Inc., is engaged in the retail sale of apparel. As of February 3, 2001, the Company's Casual Male Big & Tall, Repp Big & Tall and Work 'n Gear businesses operated a total of 668 stores in 47 states and the District of Columbia. At February 3, 2001, the Company operated the 393 store chain of Casual Male Big & Tall stores, the 72 store chain of outlet stores, and the 133 store chain of Repp Big & Tall stores, which sell fashion, casual and dress clothing and footwear to the big and tall man; and the Work 'n Gear chain, comprised of 70 stores that sell utility workwear, healthcare apparel and custom uniforms for industry and service businesses. The Company also operates catalog, e-commerce and other direct selling and marketing businesses. Through February 3, 2001, the Company also operated self-service licensed footwear departments in discount department stores (see Note 2).

       On May 18, 2001, the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company is presently operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). See Note 12.

     Basis of Presentation and Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Fiscal Year

       The Company's fiscal year ends the Saturday closest to January 31. Fiscal years 2001, 2000 and 1999 ended on February 3, 2001, January 29, 2000 and January 30, 1999, respectively. Fiscal 2001 included 53 weeks and fiscal 2000 and fiscal 1999 each included 52 weeks. References to years in these financial statements and notes relate to fiscal years rather than calendar years.

     Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The estimated fair values of the Company's financial instruments as of February 3, 2001 are summarized below.

       (shown net of current portion)
                                                Carrying Amount     Fair Value
                                                ---------------     ----------
            Revolving credit facilities             $60,596,824    $60,596,824
            Mortgage note                            12,410,527     13,540,278
            Term loan                                20,000,000     20,000,000
            Chattel loan                                781,328        781,328
                                                    -----------    -----------
               Total                                $93,788,679    $94,918,430
       Convertible subordinated debt:
            7% convertible subordinated notes       $70,000,000    $56,000,000
            Convertible debentures                      300,000        300,000
                                                    -----------    -----------
               Total senior debt                    $70,300,000    $56,300,000


The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximate fair value because of the short maturity of these instruments. Fair value of the Company's long-term instruments are estimated based on market values for similar instruments. Discounted cash flows are used to determine the fair value of the mortgage. At February 3, 2001, the Company has no investments in derivative financial instruments.

     Cash and Cash Equivalents

       Cash equivalents consist of highly liquid instruments with maturities of three months or less and are stated at cost, which approximates market.

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     Merchandise Inventories

       Except for the direct marketing business, which accounts for its inventory by the average cost method, merchandise inventories, which consist entirely of finished goods, are valued at the lower of cost or market, principally by the retail inventory method.

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

Maintenance and repairs are charged to expense as incurred. Major renewals or replacements are capitalized. When properties are retired or otherwise disposed of, the asset and related reserve account are relieved and the resulting gain or loss, if any, is credited or charged to operations.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

     Earnings Per Common Share

       Basic Earnings Per Share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares, after giving effect to all potentially dilutive common shares outstanding during the period. The number of total shares excluded from one calculation for fiscal 2001 was 1,899,941. All potentially dilutive securities were excluded in the calculation for fiscal 2001 because their effect would be anti-dilutive. The common stock issuable under the 7% convertible subordinated notes due 2002 and the convertible debentures were not included in the calculations for fiscal 2000 and 1999 because their effects would be antidilutive.

      Earnings (loss) from continuing operations and shares used to compute earnings (loss) per share, basic and diluted, are reconciled below:

                                                              2001          2000         1999
                                                      ------------   -----------  -----------
      Earnings (loss) from continuing operations,
        basic and diluted                             $(43,044,913)  $ 8,217,510  $ 2,727,571
                                                      ============   ===========  ===========
          Weighted average common shares:
            Basic                                       14,067,998    14,065,734   14,006,478
               Effect of dilutive securities:
                Stock options, warrants and
                  performance share awards                       -       307,538      133,257
                                                      ------------   -----------  -----------
            Diluted                                     14,067,998    14,373,272   14,139,735
                                                      ============   ===========  ===========

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     Revenue Recognition

      The Company recognizes revenue in its retail stores at the time of sale and in its catalog and e-commerce business at the time orders are shipped.

     Shipping and Handling Costs

       Shipping and handling costs are included in cost of sales.

     Store Opening and Closing Costs

       Store opening costs are expensed as incurred. All costs related to store closings are expensed at the time the decision is reached to close the store.

     Advertising Costs

       The Company expenses in-store advertising costs as incurred. Direct response advertising costs, which consist of catalog production and postage costs, are deferred and amortized over the period of expected direct marketing revenue, which is less than one year. The amount of deferred direct response advertising cost was $868,820 and $1,023,026 at February 3, 2001 and January 29, 2001 respectively. Advertising expense was approximately $18.7 million, $14.1 million and $9.2 million for the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

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

     Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior years to conform to the fiscal 2001 presentation.

     New Accounting Pronouncements

      Effective in fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment to FASB Statement No. 133)." These statements, which establish the accounting and financial reporting requirements for derivative instruments, require companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

During the first quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This bulletin summarizes the application of accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an Interpretation of APB No. 25, ("FIN No. 44"). FIN No. 44 provides further guidance related to accounting for stock-based compensation, in particular to changes in stock-based awards after the grant date. In the first quarter of fiscal 2001, the Company adopted FIN No. 44, which did not have an impact on its financial statements.

In July and September 2000, the EITF reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue addresses the income statement classification for shipping and handling fees and costs. The Company adopted the consensus in the fourth quarter of fiscal 2001. The adoption of EITF Issue No. 00-10 did not have a material impact on the consolidated financial statements.

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(2)  Discontinued Operations
     -----------------------

       In November 2000, the Company announced it had entered into an agreement with an affiliate of Footstar, Inc. ("Footstar") to sell substantially all of the assets of its JBI, Inc. and Morse Shoe, Inc. subsidiaries, which are the entities that comprised its footwear segment. Pursuant to the terms of the Asset Purchase Agreement between the Company and Footstar, the Company retained the obligation to operate certain footwear departments in the following stores scheduled to close: (i) all 105 stores operated by Bradlees Stores, Inc., a debtor in possession under Chapter 11 of the United States Bankruptcy Code, which stores closed during February 2001, (ii) 32 stores operated by Ames Department Stores, Inc., which stores closed during March 2001 and (iii) six stores operated by Ann & Hope, Inc., which stores closed during the Spring of 2001. On February 3, 2001 the sale of the footwear segment to Footstar was finalized. The sale resulted in a loss from discontinued operations of $58.8 million or $4.18 in net loss per common share, fully diluted. The net loss from the disposal of the footwear segment included the book loss on the transaction, the operating loss of the business in fiscal 2001 and other costs directly associated in the decision to divest. Proceeds of the sale to Footstar were $59 million, including $6 million placed in escrow at February 3, 2001. All of the proceeds held in escrow were received in full in the first quarter of fiscal 2002.

       The footwear segment is accounted for as a discontinued operation. Accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows, and related notes. For the periods ended February 3, 2001, January 29, 2000 and January 30, 1999, the results of discontinued operations were as follows:

                                                          (amounts in thousands)
                                                           2001        2000       1999
                                                       --------    --------   --------
      Net sales                                        $303,622    $254,350   $259,940
                                                       ========    ========   ========

      Earnings (loss) before income taxes              $( 1,595)   $    977   $ (1,084)
      Loss on disposal of discontinued operations       (60,406)          -          -
      Income tax expense (benefit)                            -         322       (390)
                                                       --------    --------   --------
      Earnings (loss) from discontinued operations     $(58,811)   $    655   $   (694)
                                                       ========    ========   ========

      The Company allocated interest expense to discontinued operations based on debt that was attributed to the footwear segment. The loss on disposal of discontinued operations included interest costs of $6.3 million. Results from discontinued operations in fiscal 2001, 2000 and 1999 included interest costs of $3.8 million, $6.8 million and $7.1 million, respectively.

      The assets identified as part of the disposition of the footwear segment are recorded as current and non-current assets of discontinued operations; the cash flow of the business is reported as net cash provided by (used in) discontinued operations; and the results of operations of the segment are reported as earnings (loss) from discontinued operations.

      Current and non-current assets of discontinued operations as of February 3, 2001 and January 29, 2000 consist of the following:

                                                     (amounts in thousands)
                                                         2001      2000
                                                       -------   -------
      Current assets:
      Accounts receivable                               $ 7,371   $ 8,809
      Amounts held in escrow                              6,000         -
      Inventory                                               -    66,643
      Other                                                  91       900
                                                        -------   -------
      Current assets of discontinued operations         $13,462   $76,352
                                                        =======   =======

      Non-current assets:
      Net property, plant and equipment                 $     -   $10,291
      Other                                                   -     2,415
                                                        -------   -------
      Non-current assets of discontinued operations     $     -   $12,706
                                                        =======   =======

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

      Shoe Corporation of America

      On February 11, 2000, the Company entered into an agreement to purchase the ongoing assets of Shoe Corporation of America ("SCOA") and, on February 29, 2000, the transaction was consummated. The purchase price paid by the Company to acquire the ongoing assets of SCOA was approximately $14 million. As part of this acquisition, the Company acquired the rights to operate 204 licensed footwear departments for moderate department and specialty store chains nationwide. All assets and rights of this division were included in the sale to Footstar, Inc.


(3)   Acquisition of Repp Ltd. And Repp Ltd. By Mail
      ----------------------------------------------

      On May 23, 1999, the Company acquired substantially all of the assets of the Repp Ltd. Big & Tall and Repp Ltd. By Mail divisions of Edison Brothers. The Company paid cash, as described below, for the acquisition of 175 United States and Canadian Repp Ltd. Big & Tall retail locations and the Repp Ltd. By Mail catalog business. The Company immediately sold Repp's Canadian operation, 16 stores, to Grafton-Fraser, Inc., a Canadian men's retailer, and commenced the closing of 31 stores in the United States. The Company operates the remaining retail stores in the United States and the Repp Ltd. By Mail catalogs through a new subsidiary, JBI Apparel, Inc. The transaction was financed primarily through (a) a new $20 million credit facility and a $5 million term loan provided to JBI Apparel, Inc. by BankBoston Retail Finance Inc. and Back Bay Capital Funding LLC, respectively, (both of which were amended on August 30, 1999 through a refinancing - see Note 4, (b) the issuance by JBI Apparel, Inc. of $10 million of senior subordinated notes to a group of investors, which included investment funds affiliated with Donaldson, Lufkin & Jenrette, Inc. (the "Investor Group") (see Note 4), and (c) the sale of the Canadian operations and the liquidation of the inventories in the 31 closing stores. The net purchase price for the acquired assets, which primarily consisted of inventory and fixed assets for the 128 retail stores in the United States and the Repp Ltd. By Mail catalogs, was $27.0 million. In connection with the $10 million financing provided by the Investor Group, the Company issued 5-year warrants enabling holders to purchase 1,200,000 shares of the Company's common stock at $5.00 per share.

      The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Repp Big & Tall are included in the consolidated statements of operations since the date of acquisition.

      The net purchase price of $27.0 million was allocated as follows:

          Property, plant and equipment       $  3,000,000
          Prepaid expenses                         892,775
          Merchandise inventories               16,901,370
          Goodwill                               6,227,835
                                               -----------
                                              $ 27,021,980
                                              ============

      Goodwill of $6.2 million is included in other assets and is being amortized on a straight line basis over fifteen years. Accumulated amortization was $718,000 and $277,000 as of February 3, 2001 and January 29, 2000, respectively.

      For fiscal 2001 and for the period from May 24, 1999 through January 29, 2000, Repp Ltd. and Repp Ltd. By Mail generated sales of $108.1 million and $72.6 million, respectively. At February 3, 2001, JBI Apparel, Inc. operated 133 Repp Ltd. Big & Tall retail locations.

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(4)  Debt
     ----
     Long-Term Debt
          Long-term debt at February 3, 2001 and January 29, 2000 was comprised of:

                                                                           2001          2000
                                                                           ----          ----
               Revolving credit facilities  (weighted average
                 interest rate of 8.8% in fiscal 2001 and 7.9% in
                 fiscal 2000)                                           $60,596,824  $ 63,258,573

               Term loan, net of current portion
                 (interest rate of 17.0% in 2001 and 16.0% in 2000)      20,000,000    25,000,000

               Chattel Loan, net of current portion
                 (interest rate of 10.35%)                                  781,328     4,808,683

               Mortgage note, net of current portion
                 (interest rate of 9.0%)                                 12,410,527    13,143,876
                                                                        -----------  ------------

                                                                        $93,788,679  $106,211,132
                                                                        ===========  ============

     Effective February 3, 2001, the Company established a total of $130 million in bank financing arrangements, comprised of a $110 million revolving credit facility and a $20 million term loan. These two facilities, each of which would have matured in January 2004, amended and restated the $185 million previously existing bank credit facility which would have otherwise expired in May 2002.

     The $110 million revolving line of credit (the "Revolver") was provided by a group of lenders led by Fleet Retail Finance, Inc. Aggregate borrowings under the Revolver are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the Revolver bear interest at variable rates and can be in the form of loans and letters of credit. As of February 3, 2001, the Company had aggregate borrowings outstanding under the Revolver totaling $62.5 million, consisting of loans and obligations under letters of credit.

     The Company's revolving credit facility contains various covenants and restrictive provisions, including restrictions on the incurrence of additional indebtedness and liens, the payment of dividends, the maintenance of specified financial ratios and other financial criteria. As of February 3, 2001, the Company was in compliance with all such covenants.

     The $20 million term loan (the "Term Loan") was provided by Back Bay Capital Funding LLC. Borrowings under the Term Loan bore interest at 17% per year until December 15, 2002 and 16.5% thereafter.

     At February 3, 2001 the Company had $3.7 remaining of its $9 million chattel loan which was provided by Fleet Leasing Inc. (the "Chattel Loan"). The Chattel Loan is payable in equal monthly installments of principal and interest, bears interest at 10.35% and matures in May 2002.

     Each of the Revolver, the Term Loan and the Chattel Loan is secured by substantially all of the assets of the Company. The Revolver and Term Loan amended and restated the following previously existing credit facilities:

     . A $160 million revolving credit facility which was used to finance the Company's Casual Male Big & Tall, outlet stores, Repp Ltd. Big & Tall and Work 'n Gear apparel businesses and the Company's footwear business;
     . A $25 million term loan which was used to finance the Company's Casual Male Big & Tall, Repp Ltd. Big & Tall, outlet stores and Work 'n Gear apparel businesses and the Company's footwear business.

     On December 30, 1996, JBAK Canton Realty, Inc. ("JBAK Realty"), a wholly-owned subsidiary of JBAK Holding, Inc. ("JBAK Holding") and an indirect, wholly-owned subsidiary of the Company, obtained a $15.5 million mortgage loan from The Chase Manhattan Bank (the "Mortgage Loan") secured by the real estate, buildings and other improvements located at 555 Turnpike Street, Canton, Massachusetts (the "Canton Property") owned by JBAK Realty. JBAK Realty leases the Canton

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Property to JBI, Inc. ("JBI"), a wholly-owned subsidiary of the Company. The Canton Property was previously used as the Company's corporate headquarters. Neither JBAK Holding nor JBAK Realty have agreed to pay or make their assets available to pay creditors of the Company or of JBI. Neither the Company nor JBI have agreed to make their assets available to pay creditors of JBAK Holding or of JBAK Realty. This loan is being repaid in equal monthly payments of principal and interest over 15 years.

     Senior Subordinated Debt

      In May 1999, to facilitate the purchase of the Repp Ltd. and Repp Ltd. By Mail businesses (See Note 3), a group of investors, which included investment funds affiliated with Donaldson, Lufkin and Jenrette, Inc. provided $10 million to the Company through the issuance of 13% Senior Subordinated Notes by JBI Apparel, Inc. Detachable warrants were issued in connection with the 13% Senior Subordinated Notes, which enable the holders to purchase 1,200,000 shares of Casual Male Corp. common stock at $5.00 per share. The amount of the 13% Senior Subordinated Notes at February 3, 2001 has been reduced by $1.3 million, the unamortized balance of the $3.3 million value assigned to the detachable warrants. The value of the detachable warrants was recorded as additional paid-in capital in stockholders' equity (deficit), and is being amortized using the effective interest method. The 13% Senior Subordinated Notes mature on December 31, 2001, and the warrants expire on May 21, 2004.

     Convertible Subordinated Debt

      Convertible subordinated debt at February 3, 2001 and January 29, 2000 was comprised of:

                                                   2001         2000
                                                   ----         ----
          7% convertible subordinated notes    $70,000,000  $70,000,000
          Convertible debentures                   300,000      353,000
                                               -----------  -----------
                                               $70,300,000  $70,353,000
                                               ===========  ===========

      In June 1992, Casual Male Corp. issued $70 million of 7% convertible subordinated notes due June 2002. The notes are convertible into common stock at a conversion price of $16.125 per share, subject to adjustment in certain events.

      The convertible debentures began accruing interest on January 15, 1997 at a rate of 8% and no principal will be payable until January 15, 2002. The debt is subject, under certain circumstances, to mandatory conversion. Approximately 6,500 shares of Casual Male common stock are reserved for any future conversions of the convertible debentures.

      Scheduled principal repayments of long-term debt, 13% Senior Subordinated Notes and convertible subordinated debt for the next five fiscal years and thereafter are as follows:

                 Fiscal year
               ending January
               --------------
                  2002                              $  13,964,921
                  2003                                 71,583,469
                  2004                                 81,474,211
                  2005                                    959,693
                  2006                                  1,049,718
                  Thereafter                            8,721,588

      See Note 12 for changes related to the Company's Chapter 11 filing.

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(5)  Taxes on Earnings
     -----------------
          Earnings from continuing operations before income taxes and income tax expense (benefit) are summarized below:

                                                                                              2001           2000           1999
                                                                                              ----           ----           ----
          Earnings from continuing operations before
            income taxes                                                                   $14,171,087    $12,264,510    $ 4,261,571
                                                                                           ===========    ===========    ===========

          Income tax expense attributable to earnings from continuing operations consists of:

                                                                                             Current       Deferred         Total
                                                                                             -------       --------         -----
             Year ended February 3, 2001:
              Federal                                                                      $   354,135    $55,992,407    $56,346,542
              State and city                                                                   869,458              -        869,458
                                                                                           -----------    -----------    -----------
                                                                                           $ 1,223,593    $55,992,407    $57,216,000
                                                                                           ===========    ===========    ===========
             Year ended January 29, 2000:
              Federal                                                                      $   315,965    $ 3,510,035    $ 3,826,000
              State and city                                                                   221,000              -        221,000
                                                                                           -----------    -----------    -----------
                                                                                           $   536,965    $ 3,510,035    $ 4,047,000
                                                                                           ===========    ===========    ===========
             Year ended January 30, 1999:
              Federal                                                                      $   117,000    $ 1,357,000    $ 1,474,000
              State and city                                                                    60,000              -         60,000
                                                                                           -----------    -----------    -----------
                                                                                           $   177,000    $ 1,357,000    $ 1,534,000
                                                                                           ===========    ===========    ===========

          The following is a reconciliation between the statutory federal income tax rate and the Company's effective rate for the years ended February 3, 2001, January 29, 2000 and January 30, 1999:

                                                                            2001                 2000                 1999
                                                                           -----                 ----                 ----
          Statutory federal income tax rate                                 35.0%                35.0%                35.0%
          State income taxes, net of federal
            income tax benefit                                               4.0%                 1.2%                 0.9%
          Adjustment to valuation
            allowance for deferred tax assets                              364.8%                (3.2%)                0.1%
                                                                           -----                 ----                 ----
                                                                           403.8%                33.0%                36.0%
                                                                           =====                 ====                 ====

          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at February 3, 2001 and January 29, 2000 are presented below:

                                                                      2001                    2000
                                                                      ----                    ----
          Deferred tax assets:
             Accounts receivable                                 $      88,000            $     88,000
             Inventory                                                 556,000               1,991,000
             Intangible assets                                       4,018,000               4,057,000
             Nondeductible accruals and reserves                     1,016,000                       -
             Operating loss and credit carryforwards                96,428,000              86,787,000
                                                                 -------------            ------------
                 Total gross deferred tax assets                   102,106,000              92,923,000
                 Less valuation allowance                         (100,070,000)            (27,671,000)
                                                                 -------------            ------------
                 Net deferred tax asset                              2,036,000              65,252,000
                                                                 -------------            ------------

          Deferred tax liabilities:
             Property, plant and equipment                       $  (1,682,000)           $ (4,425,000)
             Intangible assets                                        (354,000)               (345,000)
             Nondeductible accruals and reserves                             -              (4,135,000)
                                                                 -------------            ------------
                 Total gross deferred tax liabilities               (2,036,000)             (8,905,000)
                                                                 -------------            ------------
                 Net deferred tax asset                          $           -            $ 56,347,000
                                                                 =============            ============

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

          At February 3, 2001 and January 29, 2000, net deferred tax asset consisted of the following:

                                                        2001                    2000
                                                        -----                   ----
            Deferred tax asset, net - current        $         -             $ 2,924,000
            Deferred tax asset, net - non-current              -              53,423,000
                                                     -----------             -----------
                                                     $         -             $56,347,000
                                                     ===========             ===========

     At February 3, 2001, the Company has net operating loss carryforwards general business credit carryforwards for federal income tax purposes of approximately $229.0 million and $1.3 million, respectively, which expire in years ended January 2002 through January 2021. The Company also has minimum tax credit carryforwards of approximately $4.0 million available to reduce future regular income taxes, if any, over an indefinite period. Such carryforwards are defined herein as "NOLs."

     SFAS No. 109, "Accounting for Income Taxes," requires that the tax benefit of such NOLs be recorded for financial reporting purposes as an asset to the extent that the Company assesses the utilization of such NOLs to be "more likely than not". At January 29, 2000, the Company established a valuation allowance against its deferred tax assets of $27,671,000.

     In the year ended February 3, 2001, the Company disposed of its footwear business, and subsequent to year-end the Company began certain efforts to undertake a financial restructuring in order to secure additional future liquidity to satisfy ongoing operations and repay debt that was scheduled to mature during the next year. In accordance with current accounting literature, the Company considered its changing financial circumstances, and the related risks, in assessing whether at February 3, 2001 it is more likely than not that some portion or all of the NOLs will be realized. In considering the likelihood of realizing the value of the NOLs, the Company was required to consider the likelihood of the generation of future taxable income during the periods in which the NOLs may be utilized. In addition, the Company considered Section 382 of the Internal Revenue Code, which serves to limit a taxpayer's ability to utilize NOLs as a result of changes in stock ownership of the Company over a three year period. The Company's financial circumstances and the possible limitation which would be caused by a change in ownership have caused management to conclude that none of the Company's deferred tax assets are more likely than not to be realized. The Company has therefore increased the valuation allowance to eliminate its net deferred tax assets in the year ending February 3, 2001. The elimination of this asset resulted in income tax expense allocable to continuing operations of $56,347,000. See Note 12 for additional information related to the Company's Chapter 11 filing.


(6)  Pension and Profit Sharing Plans
     --------------------------------

     The Company has a noncontributory pension plan (the "Pension Plan"), which covers substantially all employees and is administered by Trustees who are officers of the Company. In March 1997, the Board of Directors of the Company approved an amendment to the Pension Plan, which resulted in the freezing of all future benefits under the plan as of May 3, 1997.

     The following table sets forth the Pension Plan's funded status at February 3, 2001 and January 29, 2000:

                                                          2001          2000
                                                          ----          ----
     Change in benefit obligation:
      Balance at beginning of year                    $14,629,000   $14,858,000
      Benefits and expenses paid                         (933,000)     (776,000)
      Service and interest costs                        1,108,000     1,124,000
      Actuarial loss (gain)                             1,077,000      (577,000)
                                                      -----------   -----------
       Balance at end of year                          15,881,000    14,629,000

     Change in fair value of plan assets:
      Balance at beginning of year                     23,050,000    23,297,000
      Actual return on plan assets                      1,909,000       529,000
      Employer contributions                                    -             -
      Benefits and expenses paid                         (933,000)     (776,000)
                                                      -----------   -----------
       Balance at end of year                          24,026,000    23,050,000
                                                      -----------   -----------

     Plan assets in excess of benefit obligations:      8,145,000     8,421,000
     Unrecognized net gain                             (3,902,000)   (4,887,000)
                                                      -----------   -----------
     Prepaid pension cost                             $ 4,243,000   $ 3,534,000
                                                      ===========   ===========

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     Assumptions used to develop the Plans' funded status were a discount rate of 7.25% and an increase in compensation level of 4.0%.

     Plan assets of the Pension Plan consist primarily equity securities, U.S. government obligations, mutual funds and insurance contracts.

     Net pension benefit for the years ended February 3, 2001, January 29, 2000, and January 30, 1999 include the following components:

                                                          2001         2000          1999
                                                          ----         ----          ----
     Service cost earned during the year              $         -   $    27,000   $   296,000
     Interest cost on projected benefit obligation      1,107,000     1,098,000     1,059,000
     Expected return on plan assets                    (1,802,000)   (1,599,000)   (1,423,000)
     Effect of curtailment                                (14,000)            -      (250,000)
                                                      -----------   -----------   -----------
       Net pension benefit                            $  (709,000)  $  (474,000)  $  (318,000)
                                                      ===========   ===========   ===========

     Assumptions used to develop the net periodic pension cost were a discount rate of 7.75%, expected long-term return on assets of 9% and an increase in compensation levels of 4.0%.

     In December 1993, the Board of Directors of the Company established a Supplemental Retirement plan (the "Supplemental Plan") to provide benefits attributable to compensation in excess of $160,000 but less than $267,326. In December 1998, the Board of Directors of the Company approved an amendment to the Supplemental Plan, which resulted in the freezing of all future benefits under the Plan as of December 31, 1998. As a result, the Company recognized a curtailment gain of $250,000 which is included in selling, administrative and general expenses for the fiscal year ended January 30, 1999. The following table sets forth the Supplemental Plan's funded status at February 3, 2001 and January 29, 2000:

                                                        2001         2000
                                                        ----         ----
     Change in benefit obligation:
      Balance at beginning of year                   $ 286,000    $ 333,000
      Benefits and expenses paid                        (2,000)      (2,000)
      Service and interest costs                        22,000       23,000
      Actuarial loss/(gain)                             27,000      (68,000)
                                                     ---------    ---------
       Balance at end of year                          333,000      286,000
     Change in fair value of plan assets:
      Balance at beginning of year                           -            -
      Employer contributions                             2,000        2,000
      Benefits and expenses paid                        (2,000)      (2,000)
                                                     ---------    ---------
       Balance at end of year                                -            -

     Benefit obligation in excess of plan assets      (333,000)    (286,000)
     Unrecognized net gain                            (148,000)    (188,000)
                                                     ---------    ---------
     Accrued pension cost                            $(481,000)   $(474,000)
                                                     =========    =========

     In January 1992, the Company implemented a qualified 401(k) profit sharing plan available to eligible full-time employees. Under the 401(k) plan, the Company matches 50% of the qualified employee's contribution up to 6% of the employee's salary. The total cost of the matching contribution was $1,149,000, $989,000 and $867,000 for the years ended February 3, 2001,
     January 29, 2000 and January 30, 1999, respectively.

     The Company has established incentive bonus plans for certain executives and employees. The bonus calculations are generally based on achievement of certain profit levels, as defined in the plans. For the years ended February 3, 2001, January 29, 2000 and January 30, 1999, $0, $1.1 million and $180,000, respectively, was provided under the bonus plans.

     The Company does not provide post-retirement benefits, other than pensions as defined under SFAS No. 106.

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(7) Stock Options, Performance Share Awards and Restricted Stock Awards
    -------------------------------------------------------------------

      The Company has options outstanding under the Amended and Restated 1985 Stock Option Plan, the 1992 Directors' Stock Option Plan and the 1994 Equity Incentive Plan (the "Stock Option Plans"). In addition, the Company has granted options which are not part of any Stock Option Plan.

      The Amended and Restated 1985 Stock Option Plan provided for the issuance of incentive and non-qualified stock options to officers and employees at an option price of not less than 100% of the fair market value of a share on the date of grant. Under this plan, no shares of common stock are available for grant at February 3, 2001, as no options could be granted thereunder after June 1995.

      In fiscal 1995, the Company established the 1994 Equity Incentive Plan, which provides for the issuance of one million shares of common stock to officers and employees in the form of stock options (both incentive options and non-qualified options), grants of restricted stock, grants of performance shares and unrestricted grants of stock. Under this plan, at February 3, 2001, there are 59,102 shares of common stock available for all types of grants.

      Options granted under the Amended and Restated 1985 Stock Option Plan and the 1994 Equity Incentive Plan generally become exercisable either ratably over four years or as otherwise determined by the Board of Directors, and generally expire seven to ten years from date of grant.

      The 1992 Directors' Stock Option Plan provides for the automatic grant of 2,500 shares of the Company's common stock upon a director's initial election to the Board of Directors and at the close of business on the fifth business day following the Company's annual meeting of stockholders. Options under the Directors' Plan are granted at a price equal to the closing price of the Company's common stock on the date of grant. Options granted under the 1992 Directors' Plan are exercisable in full upon grant and expire ten years from date of grant. Under this plan, at February 3, 2001, there are 42,500 shares of common stock available for grants.

      The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, $29,232, $199,219 and $275,112 of compensation cost has been recognized for stock options in the Company's results of operations in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Had the Company recorded a charge for the fair value of options granted consistent with SFAS No. 123, net earnings and earnings per common share would have decreased by $1,630,000 and $0.11 in fiscal 2001, $1,827,250 and $0.13 in fiscal 2000 and $1,786,500 and $0.13 in fiscal 1999, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model, with the following weighted average assumptions used for grants in fiscal 2001, 2000 and 1999:

                                        2001         2000        1999
                                        ----         ----        ----
          Risk-free interest rate        4.7%        6.9%        5.2%
          Expected option lives          7.7 years   7.7 years   7.7 years
          Expected volatility           69.2%       70.0%       56.8%
          Expected dividend yield        1.1%        1.0%        1.4%

      The effect of applying SFAS No. 123 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

      Data with respect to stock options for fiscal 2001, 2000 and 1999 is as follows:

                                                         2001                     2000                    1999
                                                ----------------------    --------------------   ---------------------
                                                              Weighted                Weighted                Weighted
                                                               Average                 Average                 Average
                                                              Exercise                Exercise                Exercise
                                                  Shares         Price     Shares        Price     Shares        Price
                                                ---------   ----------   ----------     ------   ---------      ------
          Outstanding at beginning of year      1,565,497   $     7.58    1,249,840     $ 8.23   1,184,923      $ 8.37
          Granted                                 476,400         6.18      381,456       5.33     264,686        7.61
          Exercised                                  (850)        4.17       (3,000)      5.03     (23,199)       7.86
          Canceled                               (141,106)        7.42      (62,799)     10.24    (176,570)       6.92
                                                ---------                ----------              ---------
          Options outstanding at end of year    1,899,941   $     7.24    1,565,497     $ 7.58   1,249,840      $ 8.23
                                                =========                ==========              =========

          Options exercisable at end of year    1,024,900                   769,472                585,751

          Weighted average fair-value of
           options granted during the year     $     6.18                     $5.33                  $5.06

      The following table sets forth a summary of the stock options outstanding at February 3, 2001:

                                    Options Outstanding                                   Options Exercisable
                                   ---------------------                                  -------------------

                                             Weighted Average
                                                 Remaining
             Range of           Number           Years of       Weighted Average        Number       Weighted Average
          Exercise price      Outstanding    Contractual Life    Exercise Price       Exercisable     Exercise Price
          --------------      ----------     ----------------    ----------------     -----------     ------------
          $  1.00-$ 8.63       1,263,750            4.4              $    5.72           493,576         $   5.76
          $  8.88-$ 9.88         508,691            4.4              $    9.12           425,074         $   9.12
          $ 10.31-$17.00          92,500            6.0              $   12.43            71,250         $  12.60
          $ 19.25-$22.38          35,000            2.8              $   20.95            35,000         $  20.95
                              ----------                                              ----------

          $ 1.00- $22.38      1,899,941             4.4              $    7.24         1,024,900         $   8.14
                              =========                                               ==========

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

      During fiscal 1999, the Company granted certain officers stock price performance based restricted stock awards, pursuant to which the officers purchased, in the aggregate, 100,000 shares of the Company's common stock at a purchase price of $10.18 per share. Each of such officers executed a promissory note with the Company as consideration for the aggregate purchase price. The remaining principal and interest obligations under each note will be forgiven in its entirety on July 8, 2003 provided the respective officer remains employed by the Company at such time.


(8) Commitments and Contingent Liabilities
    --------------------------------------

    Leases
      The Company leases its retail stores, computers, vehicles and certain of its offices and warehouse facilities.

      The Company remains liable under certain leases and lease guaranties for premises previously leased by the Company for the operation of Parade of Shoes and Fayva footwear stores (the "Excess Property Leases"). The total liability under the Excess Property Leases is approximately $16.1 million as of February 3, 2001. The Company has reduced its actual liability by assigning or subleasing substantially all of the Excess Property Leases to unaffiliated third parties.

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

      At February 3, 2001, minimum rental commitments under operating leases are as follows:

            Fiscal Year
          ending January           Net minimum rentals     Minimum sub-rentals
          --------------           -------------------     -------------------
                                                 (in thousands)
             2002                       $ 46,299                  $   850
             2003                         41,156                      378
             2004                         29,951                      135
             2005                         21,910                       61
             2006                         13,362                       46
             Thereafter                   22,912                        -
                                        --------                  -------
                                        $175,590                  $ 1,470
                                        ========                  =======

      Rent expense for the years ended February 3, 2001, January 29, 2000, and January 30, 1999 was as follows:

                                              2001         2000        1999
                                              ----         ----        ----
                                                      (in thousands)
          Minimum rentals                   $ 43,671     $ 38,403    $ 32,356
          Contingent rentals                     196          142          60
                                            --------     --------    --------
                                              43,867       38,545      32,416
          Less sublease rentals                  901          921         821
                                            --------     --------    --------
            Net rentals                     $ 42,966     $ 37,624    $ 31,595
                                            ========     ========    ========

    Other Commitments and Contingencies

      At February 3, 2001, the Company had employed agreements with certain of its officers under which it is committed to pay an aggregate of approximately $1.9 million through April 2002.

      During fiscal 2000, the Company's Board of Directors adopted executive severance agreements, which create certain liabilities in the event of termination of the covered executives within three years following either a change of control of the Company or termination of certain key executives of the Company. At February 3, 2001, the aggregate commitment amount under these executive severance agreements, should all nine covered employees be terminated in a manner triggering severance payment, is approximately $2.7 million.

      At February 3, 2001 and January 29, 2000, the Company was contingently liable under letters of credit totaling $1.9 million and $3.0 million, respectively. These letters of credit, which have terms ranging from one month to one year, are used primarily to collateralize obligations to third parties for the purchase of the Company's inventory. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of fee arrangements with the issuing banks. No material loss is anticipated due to non-performance by counterparties to these arrangements.

      See Note 12 for a discussion of store closings and executive retention agreements.

(9) Stockholders' Equity
    --------------------

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

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

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

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(10)      Selected Quarterly Financial Data (Unaudited)
          ---------------------------------------------

                                                                 First     Second      Third     Fourth
                                                                Quarter    Quarter    Quarter    Quarter      Total
                                                                --------  --------  ---------  ----------  ----------
                                                                        (In thousands, except per share data)

          Year ended February 3, 2001
                 Net sales                                      $103,485  $110,422  $104,439    $153,471   $ 471,817
                 Gross profit                                     51,234    54,391    51,818      69,252     226,695
                 Operating income from
                     continuing operations                         4,967     7,558     5,152       8,466      26,143
                 Earnings from continuing operations
                     before taxes                                  1,927     4,296     1,739       6,209      14,171
                 Earnings (loss) from continuing operations,
                     net of taxes                                  1,234     2,750     1,112     (48,141)    (43,045)
                 Earnings (loss) from discontinued
                     operations, net of taxes                        311       710   (26,221)    (33,611)    (58,811)
                                                                --------  --------  --------    --------   ---------
                 Net earnings (loss)                            $  1,545  $  3,460  $(25,109)   $(81,752)  $(101,856)
                                                                ========  ========  ========    ========   =========
                 Earnings (loss) per common share:
                   Basic: (a)
                     Continuing operations                      $   0.09  $   0.20  $   0.08    $  (3.42)  $   (3.06)
                                                                ========  ========  ========    ========   =========
                     Discontinued operations                    $   0.02  $   0.05  $  (1.86)   $  (2.39)  $   (4.18)
                                                                ========  ========  ========    ========   =========
                     Net earnings (loss) per
                        common share, basic                     $   0.11  $   0.25  $  (1.78)   $  (5.81)  $   (7.24)
                                                                ========  ========  ========    ========   =========

                 Earnings (loss) per common share:
                   Diluted: (a)
                     Continuing operations                      $   0.09  $   0.19  $   0.08    $  (3.42)  $   (3.06)
                                                                ========  ========  ========    ========   =========
                     Discontinued operations                    $   0.02  $   0.04  $  (1.85)   $  (2.39)  $   (4.18)
                                                                ========  ========  ========    ========   =========
                     Net earnings (loss) per
                        common share, diluted                   $   0.11  $   0.23  $  (1.77)   $  (5.81)  $   (7.24)
                                                                ========  ========  ========    ========   =========

    (a) Earnings per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year.

                      CASUAL MALE CORP. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                                          First     Second     Third    Fourth
                                         Quarter    Quarter   Quarter   Quarter    Total
                                         -------    -------   -------   -------    -----
                                             (In thousands, except per share data)
Year ended January 29, 2000
 Net sales                                $74,198    $97,761   $99,460  $139,688   $411,107
 Gross profit                              36,491     47,470    49,826    65,166    198,953
 Operating income from
   continuing operations                    3,843      5,227     4,401     8,869     22,340
 Earnings from continuing operations
   before taxes                             2,107      2,693     1,590     5,874     12,264
 Earnings from continuing operations,
   net of taxes                             1,349      1,724     1,019     4,126      8,218
 Earnings (loss) from discontinued
   operations, net of taxes                  (369)     1,650       410    (1,036)       655
                                          -------    -------   -------  --------   --------
 Net earnings                             $   980    $ 3,374   $ 1,429  $  3,090   $  8,873
                                          =======    =======   =======  ========   ========
 Earnings (loss) per common share:
  Basic: (a)
   Continuing operations                  $  0.10    $  0.12   $  0.07  $   0.29   $   0.58
                                          =======    =======   =======  ========   ========
   Discontinued operations                $ (0.03)   $  0.12   $  0.03  $  (0.07)  $   0.05
                                          =======    =======   =======  ========   ========
   Net earnings (loss) per
     common share, basic                  $  0.07    $  0.24   $  0.10  $   0.22   $   0.63
                                          =======    =======   =======  ========   ========

 Earnings (loss) per common share:
  Diluted: (a)
   Continuing operations                  $  0.10    $  0.12   $  0.07  $   0.27   $   0.57
                                          =======    =======   =======  ========   ========
   Discontinued operations                $ (0.03)   $  0.11   $  0.03  $  (0.06)  $   0.05
                                          =======    =======   =======  ========   ========
   Net earnings (loss) per
    common share, diluted                 $  0.07    $  0.23   $  0.10  $   0.21   $   0.62
                                          =======    =======   =======  ========   ========

     (a) Earnings per common share are computed independently for each of the periods presented and, therefore, may not add up to the total for the year.



(11) Supplemental Schedules
     ----------------------

Supplemental schedules to consolidated statements of cash flows

                                                               2001          2000          1999
                                                               ----          ----          ----
         Cash paid for:
             Interest                                      $21,612,192   $16,141,233   $14,190,926
             Income taxes                                    1,373,971     2,235,758       438,299
                                                           ===========   ===========  ============

       Schedule of non-cash financing activity:
         Warrants issued with senior subordinated debt     $         -   $ 3,300,000   $         -
                                                           ===========   ===========  ============

Supplemental schedule for the allowance for doubtful accounts

                                                               2001          2000          1999
                                                               ----          ----          ----
         Balance, beginning of year                         $ 200,000     $ 185,000     $ 577,458
         Additions charged to expense                          80,000       107,000        10,000
         Write-offs, net of recoveries                        (60,000)      (92,000)     (402,458)
                                                           ----------     ---------     ---------

        Balance, end of year                                $ 220,000     $ 200,000     $ 185,000
                                                           ==========     =========     =========

(12) Bankruptcy Filing and Reorganization
     ------------------------------------

          On May 18, 2001 (the "Filing Date"), Casual Male Corp. and 15 of its direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under Chapter 11 (the "Chapter 11 Case") in the Bankruptcy Court. JBAK Holding and Realty, a direct and indirect subsidiary of Casual Male Corp., respectively, are not debtors in the Chapter 11 Case. The Debtors continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On May 24, 2001, the United States Trustee for the Southern District of New York appointed an Official Committee of Unsecured Creditors (the "Creditors' Committee") pursuant to Section 1102 of the Bankruptcy Code.

          As of the Filing Date, actions to collect pre-petition indebtedness are stayed, and other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. In addition, the Company filed schedules of assets and liabilities on or about August 1, 2001. Moreover, pursuant to an order of the Bankruptcy Court, the last date for filing claims against the Company as of the Filing Date was established as December 17, 2001. The Company's liabilities at the Filing Date are subject to allowance in the Chapter 11 cases and shall receive the distribution, if any, provided for under a plan of reorganization.

          Under Section 1121(b) of the Bankruptcy Code, a debtor has the exclusive right to file a plan of reorganization during the initial 120 days after the date of the commencement of a Chapter 11 case. The Debtors have not yet proposed a plan of reorganization. On August 20, 2001, the Debtors filed with the Bankruptcy Court a motion to extend the exclusive period and the time within which to solicit acceptances of a plan for approximately six months. On October 10, 2001, the Bankruptcy Court granted the extension. With this grant, the Debtors retain the exclusive right to file a plan of reorganization until March 25, 2002 and to solicit acceptance of a plan of reorganization until May 22, 2002.

          The consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America applicable to a going concern, which principles assume that assets will be realized and liabilities will be discharged in the normal course of business. The Company's ability to continue as a going concern is dependent upon, among other things, acceptance of a Plan of Reorganization by the Company's creditors with confirmation by the Bankruptcy Court, compliance with all debt covenants under the debtor-in-possession financing, the success of future operations, including maintaining profitability and adequate post bankruptcy financing and liquidity, and the resolution of the uncertainties of the reorganization case. A confirmed plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the value of recorded asset amounts or the amounts and classification of liabilities that might be necessary as a consequence of a filing for reorganization under Chapter 11.

          The Company has made key modifications to its business to enhance profitability, including closing certain stores and consolidating its catalog and e-commerce operations. On July 11, 2001, the Company, after consulting with the Creditors' Committee, filed a motion with the Bankruptcy Court requesting authorization to close certain of its locations which no longer contributed to the Company's overall business objectives. The Company requested approval to commence store closing sales at 80 of its locations, consisting of 21 Casual Male Big & Tall stores, 43 Repp Ltd. Big & Tall stores and 16 outlet stores. On August 22, 2001, the Bankruptcy Court authorized the Company's store closings. Store closing sales commenced at the end of August and the Company anticipates that sale will continue through December 29, 2001 for approximately 25 stores. Store closing sales at 55 stores have terminated. The Company is evaluating further store closing opportunities.

          The Company has elected to consolidate the catalog and e-commerce operations currently located in its facility in Alpharetta, Georgia into its facility in Canton, Massachusetts. This consolidation will allow the Company to utilize space in the Canton facility made available as a result of the disposal of the footwear business (see
          Note 2). It will also eliminate occupancy and related expenses associated with the Alpharetta facility. In order to ensure a smooth transition of the Company's catalog and e-commerce business from Alpharetta to Canton, the Company has received authorization from the Bankruptcy Court to allow it to establish a retention program that will provide economic incentives to its Alpharetta-based employees to remain with the Company through the transition period. Consolidation activities are expected to conclude by the end of February 2002. The Company expects that cash expenses associated with this consolidation, including retention and severance expenses, moving costs and capital costs for improvements to the Canton facility, will not exceed $2.0 million.

          Upon commencement of the Chapter 11 Case, the Debtors filed a motion seeking the authority of the Bankruptcy Court to enter into a debtor-in-possession revolving credit arrangement with a group of lenders led by Fleet Retail Finance Inc. and Tranche B and C term loans with a group of lenders led by Back Bay Capital Funding LLC (the "DIP Facility"). On May 18, 2001, the Bankruptcy Court approved the DIP Facility on an interim basis pursuant to Section 364(c) of the Bankruptcy Code, and on July 18, 2001, approved the DIP Facility on a final basis. The DIP facility superseded and replaced the Company's $130 million in bank financing arrangements comprised of the Revolver and Term Loan (the "Pre-petition Credit Facility").

          The DIP Facility provides the Debtors with a $100 million revolving credit facility, which facility contains a $15.0 million sub-limit for issuances of letters of credit (the "DIP Revolver"), for the Debtors' general working capital needs and for certain capital expenditures. Aggregate borrowings under the DIP Revolver are limited to an amount determined by a formula based on various percentages of eligible inventory and accounts receivable. Borrowings under the DIP Revolver bear interest at variable rates.

          The Tranche B term loan provided $20 million to be applied solely towards the retirement of the Prepetition Credit Facility. The unpaid balance of the Tranche B term loan bears interest at a fixed rate of 17.5% per annum (of which 15.5% is payable monthly in arrears and the remaining 2% may be paid monthly or paid-in-kind, at the option of the Debtors).

          The Tranche C term loan provides $15 million to the Debtors, the proceeds of which must be applied solely towards the retirement of the Pre-petition Credit Facility and for the Debtors' working capital needs. The unpaid balance of the Tranche C term loan bears interest at a fixed rate of 22% per annum (of which 19% is payable monthly in arrears and the remaining 3% may be paid monthly or paid-in-kind, at the option of the Debtors).

          The DIP Facility is secured by a first priority lien on, and security interest in, substantially all of the Debtors' assets except equipment as to which Fleet Leasing Inc.'s lien has priority and property subject to other permitted liens (as defined in the DIP Facility), in which case the lenders have a perfected junior lien.

          As of December 10, 2001, the Debtors had aggregate borrowings outstanding under the DIP Revolver totaling $58.2 million, consisting of loans and obligations under letters of credit.

          In connection with the Chapter 11 Case, the Bankruptcy Court entered an order that enables the Company to take advantage of the automatic injunction (that commenced immediately upon the Chapter 11 filings) to protect its substantial net operating loss tax carryforward. The Bankruptcy Court approved certain notice procedures that limit the buying and selling of the Company's common stock and convertible notes and the trading of claims that could effect an "ownership change" for tax purposes, thereby adversely affecting the Company's NOL tax carryforward. In order to make sure that no violations of the automatic stay occur by claims or securities trading, the Bankruptcy Court approved certain procedures to govern and restrict trading.

          The Bankruptcy Court approved retention agreements for certain key employees on August 22, 2001. Under the retention program, certain employees are entitled to receive retention payments if they remain employed and in good standing on three milestone dates: (i) three months after the filing of the Chapter 11 petition (i.e. August 18, 2001), (ii) nine months after the filing of the Chapter 11 petition (i.e. February 18, 2002) or upon "emergence" from the chapter 11 Case, as defined in the retention program, if earlier and (iii) upon "emergence" from the Chapter 11 Case.

          For the purposes of the retention program, the term "emergence" includes (i) the confirmation of a plan of reorganization pursuant to the Bankruptcy Code (which plan does not provide for the liquidation of all or substantially all of the Company's assets) or (ii) the confirmation of a transaction involving the sale of the stock or substantially all of the assets of the Company as a going concern.

          These agreements, when signed by the executive, supersede and replace all employment, severance and change of control severance agreements in place prior to August 22, 2001 for such executives.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III
--------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Pursuant to Massachusetts law, the Board of Directors of the Company has voted to fix the number of directors at ten. The Board of Directors is divided into three classes of approximately equal size. The members of each class are elected for terms to continue until the annual meeting of stockholders held in the third year following the year of their election and until their respective successors are elected and qualified.

     After the commencement of the Chapter 11 Case, the Company's Board of Directors elected not to have an Annual Meeting of Stockholders. As a result, Class III Directors were not re-elected. Pursuant to Article II, Section II of the Company's By-Laws, such Class III Directors will remain in office until their respective successors are elected and qualified.

     The following table sets forth information regarding each of the directors in each of the three classes.


                                                Present Principal Employment and        Director
        Name                      Age              Prior Business Experience             Since
        ----                      ---       ----------------------------------------  ------------

(Class I Directors--Term to Expire in 2002)
Sherman N. Baker................        81  Chairman Emeritus of the Board of the             1985
                                            Company since February 2001. Chairman
                                            of the Board of the Company from March
                                            1990 until February 2001. Chief Executive
                                            Officer of the Company and its predecessor
                                            from 1970 until March 1990.

Theodore M. Ronick..............        67  Since 1994 retail consultant. Prior to            1998
                                            1994, held a number of managerial
                                            positions at R. H. Macy & Co.,
                                            including Chairman and Chief Executive
                                            Officer of R. H. Macy & Co., Inc.'s
                                            corporate buying division.

Melvin M. Rosenblatt............        71  Certified public accountant and past              1993
                                            Chairman of the Board and Chief
                                            Executive Officer of Greenberg,
                                            Rosenblatt, Kull & Bitsoli, P.C., a
                                            public accounting firm with which he
                                            has been associated since 1957.
                                            Trustee of Clark University in
                                            Worcester, Massachusetts. Director and
                                            Chairman of the Asset Development
                                            Committee of the Greater Worcester
                                            Community Foundation. Formerly a
                                            Director of Ames Department Stores,
                                            Inc. from 1979 through 1992.

                                                Present Principal Employment and        Director
        Name                      Age              Prior Business Experience             Since
        ----                      ---       ----------------------------------------  ------------

(Class II Directors--Term to Expire in 2003)
Nancy Ryan......................        52  Since 1980 President of Pro Media, Inc.,          1995
                                            a provider of advertising and media
                                            buying services. Prior to 1980, Vice
                                            President/ Media Director of S & N
                                            Advertising. Trustee of Emerson
                                            College, Boston, Massachusetts.

Douglas J. Kahn.................        45  Since 2001, Chief Operating Officer of            1995
                                            Croscill, Inc. and since 1993 President
                                            of the Royal Home Fashions Division of
                                            Croscill Home. Prior to 1993, Senior Vice
                                            President, Merchant Banking Group, Donaldson,
                                            Lufkin and Jenrette Securities Corporation.

Harold Leppo....................        64  Chief Executive Officer of Harold Leppo           1997
                                            and Company, a retail consulting firm in
                                            Stamford, Connecticut, since 1988.
                                            Prior to 1988, held a number of
                                            managerial positions at Lord & Taylor
                                            and Allied Stores, Inc., including
                                            President and Chief Operating Officer
                                            of Lord & Taylor (1987) and Executive
                                            Vice President of Allied Stores
                                            (1988). Mr. Leppo is also a Director
                                            of Homebase, Inc., a warehouse-style
                                            home improvement retailer.

Stuart M. Glasser...............        54  President and Chief Operating Officer             1999
                                            of the Company since February 2001 and
                                            Senior Executive Vice President of the
                                            Company from June 1998 until February
                                            2001 and President and Chief Executive Officer
                                            of The Casual Male, Inc. from September 1997
                                            until February 2001. From January 1991 until
                                            September 1997, served as Executive Vice
                                            President and General Merchandise Manager of
                                            the men's, boy's, children's and cosmetics
                                            divisions of Bloomingdales, a division
                                            of Federated Department Stores, Inc. Prior
                                            to 1991, served as President and Chief
                                            Executive of the department store division
                                            of Elder-Beerman Stores Corp. and, prior to
                                            that, served as an Executive Vice President
                                            of Lord & Taylor. Member of the Board of
                                            Directors of Allou Health & Beauty Care, Inc.,
                                            a distributor of nationally advertised health
                                            and beauty aid products, pharmaceuticals,
                                            fragrances, cosmetics and non-perishable foods,
                                            since March 2000.


 (Class III Directors--Term to Expire in 2001)

J. Christopher Clifford.........        56  Managing Director of Berkshire Partners           1985
                                            LLC, a private investment firm. From
                                            1986 until 1999, served as general
                                            Partner of Berkshire Partners LLP, the
                                            Predecessor of Berkshire Partners LLC.




Alan I. Weinstein...............
                                        58  Chairman of the Board and Chief                   1996
                                            Executive Officer of the Company since
                                            February 2001 and March 1997, respectively;
                                            President of the Company from November 1996
                                            until February 2001.  Acting President and
                                            Chief Executive Officer, September 1996 until
                                            November 1996 and March 1997, respectively;
                                            Joined the Company in 1968 and for the past
                                            33 years has held various senior level
                                            management positions; including serving as
                                            Senior Executive Vice President, Chief Financial
                                            Officer, Chief Administrative Officer and
                                            Secretary from September 1988 until September 1996.


David Pulver....................        60  President of Cornerstone Capital, Inc.            1993
                                            Chairman of the Board of Directors of
                                            Morse Shoe, Inc., March 1992 through
                                            January 1993. Chairman of the Board
                                            and Co-Chief Executive Officer of The
                                            Children's Place, 1968-1984. Director
                                            of Hearst-Argyle Television, Inc., an
                                            owner and manager of television and
                                            radio stations. Trustee of Colby College in
                                            Waterville, Maine.

Information About Board of Directors

     Directors who are not employees of the Company are eligible to participate in the Company's 1992 Directors' Stock Option Plan (the "Directors' Plan") and if they are not otherwise compensated by the Company, currently receive an annual fee of $20,000 to serve on the Board of Directors and an annual fee of $2,500 for each committee of the Board on which they serve. Pursuant to the Directors' Plan, each eligible director is automatically granted an option to purchase 2,500 shares of the Company's Common Stock upon his or her initial election to the Board of Directors and at the close of business on the fifth business day following the Company's annual meeting of stockholders, at an exercise price equal to the closing price of the Company's Common Stock on the date of grant. In fiscal 2001, pursuant to the Directors' Plan, each of Messrs. Clifford, Kahn, Leppo, Pulver, Rosenblatt, Ronick and Ms. Ryan were granted an option to purchase 2,500 shares of the Company's Common Stock at a per share exercise price of $5.5625, the fair market value of the Company's Common Stock on the date of grant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended February 3, 2001.

Item 11.  EXECUTIVE COMPENSATION

     The following table discloses compensation received by the Company's Chief Executive Officer and the four next most highly compensated executive officers for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term
        Name and                                               Other Annual           Compensation Awards
Principal Position (1)             Year  Salary($)  Bonus($)  Compensation($) Securities Underlying Options (Shares)
---------------------------------  ----  --------- ---------- --------------- --------------------------------------

Sherman N. Baker.................  2001   190,764       -0-            -0-                          -0-
Chairman of the Board              2000   210,647    46,036(2)         -0-                          -0-
                                   1999   232,089       -0-            -0-                          -0-

Alan I. Weinstein................  2001   661,538       -0-            -0-                      100,000
President, Chief Executive         2000   596,154   154,688(2)         -0-                       25,000
  Officer                          1999   546,154       -0-            -0-                          -0-

Stuart M. Glasser................  2001   636,538        0-            -0-                          -0-
Senior Executive Vice President,   2000   569,231   290,250(2)         -0-                      125,100
President and Chief Executive      1999   519,231   180,820(3)         -0-                       25,000
Officer of The Casual Male, Inc.

Michael J. Fine..................  2001   435,961       -0-            -0-                        8,000
Former Executive Vice President,   2000   409,616     9,563(2)         -0-                        7,600
President of JBI Footwear          1999   157,692*      -0-            -0-                      125,000

Elizabeth C. White (9)...........  2001   197,307    10,000(4)         -0-                       15,000
Chief Financial Officer and        2000   139,849    20,790(2)         -0-                        5,100
Treasurer                          1999   126,305       -0-            -0-                        3,000

        Name and                      All Other
Principal Position (1)              Compensation($)
---------------------------------   ---------------

Sherman N. Baker.................    86,098 (5)
Chairman of the Board                86,098 (5)
                                     86,098 (5)

Alan I. Weinstein................   129,134 (6)(7)
President, Chief Executive          129,204 (6)(7)
  Officer                            18,026 (6)(7)

Stuart M. Glasser................   129,134 (6)(7)
Senior Executive Vice President,    129,204 (6)(7)
President and Chief Executive        20,908 (6)(7)(8)
Officer of The Casual Male, Inc.

Michael J. Fine..................     5,100 (6)
Former Executive Vice President,     95,427 (6)(8)
President of JBI Footwear                -0-

Elizabeth C. White (9)...........     5,100 (6)
Chief Financial Officer and           4,128 (6)
Treasurer                             3,842 (6)

(*)  Amount shown reflects partial year salary.

     (1) On February 26, 2001, the Board of Directors appointed Mr. Baker as Chairman, Emeritus, Mr. Weinstein as Chairman of the Board and Mr. Glasser as President and Chief Operating Officer of the Company.

     (2)  Amounts shown reflect payments under the Company's Incentive Plan.

     (3)  Amounts shown reflect guaranteed bonus under employment agreement.

     (4)  Amount shown reflects a discretionary bonus paid to Ms. White.

     (5) Amount shown reflects payments made to Mr. Baker under the Company's Retirement Plan.

     (6) Amounts shown include contributions made by the Company under its 401(k) Profit Sharing Plan based upon the officer's contributions.

     (7) Amounts shown reflect the reduction of $124,034, $124,404 and $13,526, including imputed interest, of the amount outstanding under a forgivable note dated July 8, 1998 in favor of the Company for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. See "Certain Relationships and Related Transactions."

     (8) Amount shown includes payments for moving and other expenses in connection with Mr. Glasser's and Mr. Fine's relocation.

     (9) Ms. White has served as Chief Financial Officer since March 2000 and served as Interim Chief Financial Officer from January 2000 through March 2000. During the fiscal year ended January 30, 1999, she served as Senior Vice President and Controller of the Company.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information on option grants in the fiscal year ended February 3, 2001 to the named executive officers.

                                      Individual Grants
-----------------------------------------------------------------------------------------------
                                                                                                  Potential Realizable Value
                                                                                                    at Assumed Annual Rate
                                                    % of Total                                          of Stock Price
                                                      Options                                            Appreciation
                                                    Granted to                                        For Option Term(4)
                                                                                                  --------------------------
                                                     Employees     Exercise
Name                            Options              in Fiscal      Price       Expiration
----
                                Granted(1)            Year(2)     ($/Sh)(3)        Date            5%($)           10%($)
                                ----------            -------     ---------     -----------        -----           ------
Sherman N. Baker                      --                 --            --              --              --               --

Alan I. Weinstein                100,000               21.3%        6.375        03/14/10         400,920        1,016,011

Stuart M. Glasser                     --                 --            --              --              --               --

Michael J. Fine                    8,000                1.7%        6.375        03/14/10          32,073           81,280

Elizabeth C. White                10,000                2.1%        6.375        03/14/10          40,092          101,601
                                   2,500                .05%       7.8125        12/12/07           4,866           11,340
                                   2,500                .05%        6.875        02/02/08           6,997           16,306

__________

(1) These options become exercisable as to 25% of the underlying shares on each of the first four anniversaries of the date of grant.

(2) The Company granted options representing 467,750 shares to employees in fiscal 2001.

(3) The exercise price may be paid in cash or in shares of Common Stock valued at fair market value on the date of exercise.

(4) The dollar amount under these columns shows the hypothetical gain or option spreads of options granted based on assumed annual compound stock appreciation rates of 5% and 10% as mandated by the SEC and therefore are not intended to forecast possible appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for grant date valuation, as the Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. The calculation of stock price appreciation hereunder is based upon an option term of ten (10) years (seven years in the case of each of Ms. White's grants of options to purchase 2,500 shares).

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

     The following table provides information on option exercises in fiscal 2001 by the named executive officers and the value of such officers' unexercised options at February 3, 2001.

                                                                      Number of                   Value of Unexercised
                                                                Unexercised Options               In-The-Money Options
                                                                at Fiscal Year End(#)           at Fiscal Year End($)(1)
                                  Shares                   ------------------------------     ----------------------------
                                Acquired on      Value
                                 Exercise      Realized
Name                                (#)           ($)      Exercisable      Unexercisable     Exercisable    Unexercisable
----                                ---           ---      -----------      -------------     -----------    -------------
Sherman N. Baker                    0            0            38,396                  0           2,188                0
Alan I. Weinstein                   0            0           131,449            145,000          35,125          103,625
Stuart M. Glasser                   0            0           216,350            143,750         410,659          185,110
Michael J. Fine                     0            0            64,475             76,125          78,717           93,720
Elizabeth C. White                  0            0             8,700             20,700           8,188           15,871

__________

(1) The value of unexercised in-the-money options at fiscal year end assumes a fair market value of the Company's Common Stock of $6.8125, the average of the high and low prices of the Company's Common Stock on February 2, 2001, the last trading day preceding the Company's fiscal year end.

                               RETIREMENT PLANS

     The following table shows the annual benefits payable under the Company's Retirement Plan and Supplemental Plan to persons in specified compensation and years of service classifications, based on a straight life annuity form of retirement income.

           Average of Highest   Representative Years of Service
             Five Years of     -------------------------------------
             Compensation          10          20       30(maximum)
             ------------      ---------   ---------   -------------
             $ 50,000           $ 4,977     $ 9,953      $ 14,930
              100,000            11,977      23,953        35,930
              150,000            18,977      37,953        56,930
              200,000            25,977      51,953        77,930
              250,000*           32,977      65,953        98,930
              267,326*           35,402      70,805       106,207
              300,000*           39,977      79,953       119,930
__________

(*) The maximum compensation that may be used to calculate benefits under the Retirement Plan and the Supplemental Plan is $267,326.

     In December 1993, the Board of Directors of the Company established a Supplemental Retirement Plan (the "Supplemental Plan") to provide benefits attributable to compensation in excess of the qualified plan limit, which is $160,000, but less than $267,326. The benefit provided by the Retirement Plan and the Supplemental Plan is equal to (i) the sum of 0.75% of the executive's highest consecutive five-year average annual compensation plus 0.65% of the excess of the executive's highest consecutive five-year average annual compensation over the average of the Social Security taxable wage bases, multiplied by (ii) the executive's years of "benefit service" with the Company (not to exceed 30 years). Effective February 1, 1995, compensation for such purposes means all compensation reported on Form W-2 (excluding such items as bonuses and stock options) up to a maximum of $267,326 for the calendar year ended December 31, 1998. Annual benefits are payable under the Company's Retirement Plan for retirees at age 65, prior to the offset, if any, for benefits accrued under the retirement plan of the Company's predecessor and for Social Security benefits.

     Effective as of May 3, 1997, the Board of Directors voted to amend the Retirement Plan to cease all benefit accruals under the Retirement Plan as of such date. Effective as of December 31, 1998, the Board of Directors voted to cease all benefit accruals under the Supplemental Plan.

     As of February 3, 2001, the number of years of "benefit service" for each of the following individuals was as follows: Sherman N. Baker -- 30 years; Alan
I. Weinstein -- 30 years; Stuart M. Glasser -- 0 years; Michael J. Fine -- 0 years and Elizabeth C. White - 12 years.

Employment and Severance Arrangements

     Chapter 11 Retention and Severance Programs. In an effort to retain the focus and dedication of certain key employees who possess knowledge about the Company's business and to provide proper incentives for such employees to continue their employment with the Company during the Chapter 11 Case, the Board of Directors voted to establish retention and severance programs for certain key employees on July 24, 2001. These programs were approved by Order of the Bankruptcy Court on August 22, 2001 (the "Retention Order"). Under the retention program, certain employees, including Messrs. Weinstein and Glasser and Ms. White, are entitled to receive retention payments if they remain employed and in good standing on three milestone dates: (i) three months after the filing of the Chapter 11 petition (i.e., August 18, 2001), (ii) nine months after the filing of the Chapter 11 petition (i.e., February 18, 2002) or upon "emergence" from the Chapter 11 Case, if earlier and (iii) upon "emergence" from the Chapter 11 Case.

     Under the approved severance program, Messrs. Weinstein and Glasser would be entitled to severance payments as follows: (i) if either executive is terminated without cause or terminates his own employment for "good reason" (as defined in the severance agreement), he shall receive base salary continuation for a period of 18 months paid in accordance with existing salary policy, except that the first six months of such payments are to be offset by income earned or deferred in the first six (6) months of the severance period, (ii) if the executive is terminated in connection with a change of control (as defined), the executive may choose either a continuation of his base salary over 18 months paid in accordance with existing salary policy, except that the first six months of such payments are to be offset by income earned or deferred in the first six
(6) months of the severance period, or a one-time lump sum payment equal to 12 months of his base salary and (iii) if the executive is terminated in connection with a liquidation of the Company, he shall receive a one-time lump sum payment equal to 12 months of his base salary.

     Ms. White's severance agreement would pay her severance payments as follows: (i) if she is terminated without cause or terminates her own employment for "good reason" (as defined in the severance agreement), Ms. White shall receive base salary continuation for a period of 14 months paid in accordance with existing salary policy, except that such payments are to be offset by income earned or deferred during the severance period, (ii) if she is terminated in connection with a change of control (as defined), Ms. White may choose either a continuation of her base salary over 14 months paid in accordance with existing salary policy, except that such payments are to be offset by income earned or deferred during the severance period, or a one-time lump sum payment equal to 8 months of her base salary and (iii) if she is terminated in connection with a liquidation of the Company, Ms. White shall receive a one-time lump sum payment equal to 8 months of her base salary.

     Pre-Chapter 11 Employment and Severance Agreements. The following sets forth the terms of the Employment and Severance Agreements for certain of the named executive officers which, in the case of Messrs. Weinstein and Glasser and Ms. White, were superseded and replaced by the above described Chapter 11 Retention and Severance Programs

     Mr. Weinstein was employed pursuant to an agreement dated April 1, 1997 which, as amended on March 14, 2000, provided for an annual salary of not less than $675,000 plus incentive bonus compensation to which he may have been entitled pursuant to the Incentive Plan. The agreement (as amended) was scheduled to expire on April 30, 2002. In the event his employment was terminated without cause prior to a Change of Control (as defined in the agreement), the agreement provided for the payment to Mr. Weinstein of the greater of his base salary for one year or the amount of base salary he would have received for the remainder of his employment term. Mr. Weinstein's agreement further provided that, in the event of a termination of his employment without cause during the term of his agreement (except in the event of a change of control), any salary continuation payments, which were in excess of the amount of his base salary for one year, would be offset by any salary or other compensation earned by Mr. Weinstein from other employment. Further, in the event his employment was terminated within one year after a Change of Control, the agreement provided for the payment to him of up to three years base salary, offset, subject to certain conditions, by any amounts earned by him from subsequent employment. The agreement also contained certain non-competition restrictions upon termination of employment.

     Mr. Glasser was employed pursuant to an agreement effective as of September 15, 1997, as amended on April 17,

2000, which provided for an annual salary of not less than $700,000 plus incentive bonus compensation to which he may have been entitled pursuant to the terms of the Incentive Plan. The Company also guaranteed Mr. Glasser a bonus of $250,000 paid on the first anniversary of his employment. In the event Mr. Glasser's employment was terminated without cause, or in the event he resigned for "good reason", as defined in the agreement, he would receive his base salary (offset by any amounts earned by him from subsequent employment) and any amounts payable under the Incentive Plan with respect to the fiscal year in which such termination occurred which otherwise would have been paid on the basis of the results for such fiscal year (prorated to the termination date) from the date immediately following the termination date to and including the date immediately preceding the fourth anniversary of the effective date of Mr. Glasser's employment date ("Basic Severance"). Additionally, and in such events, all unvested stock options previously granted to Mr. Glasser would immediately vest and be exercisable within 90 days of such termination. The agreement further provided that in the event of a Change of Control and the reassignment of Mr. Glasser such that he ceased reporting to Mr. Weinstein, Mr. Glasser may resign within six months of such reassignment and would be entitled to receive Basic Severance. The agreement also contained certain non-competition restrictions upon termination of employment and further provided that in the event Mr. Glasser's employment was terminated due to disability or death, the Company would pay him or his estate an amount equal to his annual base salary for a period of one year after termination of employment and any incentive compensation amount which otherwise would have been paid to him on the basis of the results for such fiscal year pro-rated through the date of termination of employment.

     The Company entered into a Change of Control agreement with Ms. White which provided that in the event her employment with the Company was terminated either by the Company or by Ms. White for "good reason" within three (3) years after a Change of Control had occurred or the employment of Mr. Weinstein with the Company had terminated for any reason, then Ms. White would receive an amount equal to one and one half times her annual base salary.

     Mr. Baker is employed pursuant to an employment agreement dated March 25, 1993 which, as amended on April 1, 2001, provides for an annual base salary of not less than $150,000. The agreement contains certain non-competition restrictions upon termination of employment and further provides that in the event Mr. Baker's employment terminates due to his disability or death, the Company will pay him or his estate an amount equal to his annual base salary for a period of one year after termination of employment with respect to such fiscal year pro-rated through the date of termination of employment. The agreement is effective through April 1, 2002.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are J. Christopher Clifford (Chairman), Douglas J. Kahn, Harold Leppo, Theodore M. Ronick, and Melvin M. Rosenblatt. None of these individuals is an executive officer or employee of the Company or any of its subsidiaries and no "compensation committee interlocks" existed during the last fiscal year.

     Mr. Clifford is a managing director of Berkshire Partners LLC ("Berkshire"), which receives fees from the Company for consulting and management services in the areas of financial and strategic corporate planning under a Management Agreement dated as of June 30, 1995 (the "Management Agreement"). For the fiscal year ended February 3, 2001, the Company paid Berkshire $60,000 for services under the Management Agreement. The Company believes the terms of the Management Agreement are no less favorable as could be obtained from an unaffiliated entity.

     The Company pays Greenberg, Rosenblatt, Kull & Bitsoli, P.C. $60,000 annually for consulting and management services provided to the Company in the areas of financial and strategic corporate planning. Mr. Rosenblatt is a principal of such firm and a Director and stockholder of the Company. The Company believes the terms of this arrangement are no less favorable as could be obtained from an unaffiliated entity.

                  REPORT OF THE COMPENSATION COMMITTEE OF THE
                 BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors (the "Committee") is comprised of five outside Directors. The Board of Directors generally delegates to the Committee the responsibility for developing and administering the policies which govern the total compensation program for executive officers of
the Company.   During the pendency of the Chapter 11 Case, however, decisions concerning most material executive compensation items, such as the adoption of the retention and severance arrangements described under the heading "--Employment and Severance Agreements - Chapter 11 Retention and Severance Programs," have been made by the independent members of the Board of Directors as a group in consultation with the Creditors Committee.

     The Committee administers the Company's Amended and Restated 1985 Stock Option Plan (the "1985 Plan"), the Amended and Restated 1994 Equity Incentive Plan (the "1994 Plan") and the Cash Incentive Compensation Plan (the "Incentive Plan") for all plan participants, including awards made to the executive officers of the Company. In making pay decisions for the named executive officers whose compensation is detailed in this proxy statement (other than the Chairman and Chief Executive Officer), the Committee also takes into consideration the views and recommendations of the Chairman and Chief Executive Officer concerning each executive's overall contribution to the Company's performance. The Committee has prepared the following report to summarize the executive compensation approach of the Company and describe specific decisions made by the Committee with respect to the Chairman and Chief Executive Officer's compensation and future compensation guidelines.

     As a result of the Chapter 11 Case, the Company's executive compensation programs have been directed toward the effective management and operation of the Company's businesses as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. In particular, the Board of Directors has established retention and severance programs to provide management with incentives to emerge from Chapter 11 after the development of an optimal business structure, a long-term operating plan and a plan of reorganization.

     The general philosophy of the Committee is to link overall executive compensation with the performance of the Company and the individual executive, with operating division performance also emphasized for division executives. The focus of the performance is on the achievement of both annual and long-term business objectives that contribute to the creation of long-term stockholder value. This philosophy is reflected in the Company's executive compensation approach, which provides a major portion of total compensation in pay-for-performance programs that consist of long-term stock-based incentives, an annual incentive plan and merit salary increases. The combination of these compensation elements is intended to produce a total compensation package that enables the Company to attract, retain and provide incentives for appropriately skilled executives. In determining the scope of these compensation packages, the Committee takes into account compensation programs offered by similar-sized specialty store retailers and, where appropriate, those of other businesses in the local market.

     With respect to the compensation arrangement for the Company's Chairman and Chief Executive Officer, Mr. Weinstein, the components of his total compensation program generally are base salary, bonus opportunities under the Incentive Plan and grants of stock options. In addition to these components, the Bankruptcy Court has approved the establishment of a retention program for the benefit of certain members of management including Mr. Weinstein. The specific elements of Mr. Weinstein's compensation are discussed in further detail below.

Base Salary

     Base salaries for the Company's executive officers are reviewed annually and are determined through an assessment of individual performance against assigned objectives and key qualitative factors, which include personal accomplishments, strategic impact and career contribution to the Company. As a guide for setting salaries, the Committee relies on competitive salary ranges developed by the Company's human resources department and, from time-to-time, outside compensation consultants. These ranges reflect median market practice for positions of comparable responsibility and scope in the specialty-retailing marketplace.

     On an annual basis, each executive of the Company engages in an assessment program whereby profitability goals and other objectives for each performance period are established which are subject to periodic review during the performance period. At the conclusion of the performance period, a review of the executive's performance is conducted by the evaluating manager. The assessment of Mr. Weinstein's performance as Chairman and Chief Executive Officer is the responsibility of the Committee. The base salary established for Mr. Weinstein for fiscal year 2002 is $675,000. In setting Mr. Weinstein's base salary, the Committee considered (i) his effective role in leading the disposition of the Footwear Business to an affiliate of Footstar Inc., (ii) his recruitment of talented and experienced executives and (iii) his performance in managing the Company's overall financial and operating results. The Committee also considered competitive salary ranges for comparably sized companies, as well as the opportunities Mr. Weinstein has been offered to enhance total compensation through the Incentive Plan and the equity incentive arrangements implemented by the Committee.

Cash Incentive Compensation Plan

     The Company's Incentive Plan represents an annual incentive opportunity designed to reward certain key employees for the performance of the Company relative to the achievement of pre-determined profit goals established for the year. Such goals are based on the Company's budgeted corporate pre-tax income from operations as well as on each operating division's pre-tax operating income, prior to allocation of corporate overhead. Payments under the Incentive Plan are based on the achievement of such corporate and divisional profit goals. These goals are subject to review by the Committee and are then recommended to the full Board for approval.

     The Incentive Plan is linked to relative achievement of goals that are defined by a scale of threshold, target and superior profit results for the fiscal year, with target performance linked to a target award size that approximates median bonus opportunity in the marketplace. For the Incentive Plan participants, the target award guidelines range by position level from 12% to 60% of base salary, with the Chairman and Chief Executive Officer at the 60% level. The threshold guideline for awards represents a percentage of each position's target goal, as determined by the Committee from year to year, and the maximum guideline (which ties to superior profit results) represents 175% of the target goal. Each executive's award opportunity is also allocated on a weighted basis across the operating units for which the executive has responsibility, including a portion allocated to corporate profit results. For Mr. Weinstein, the award opportunity is based on consolidated corporate results and the results of the individual business units. In addition to these award funding guidelines, the Incentive Plan provides for an individual performance modifier that can adjust a participant's funded award by as much as 25% upward or downward to reflect all aspects of the participant's performance for the fiscal year. No awards were granted to the Company's executive officers under the Incentive Plan in respect of fiscal year 2001.

1985 Stock Option Plan and 1994 Equity Incentive Plan

     The Company's 1985 Plan terminated, according to its terms, in June 1995. Although stock option grants are still outstanding under this Plan, no future grants can be made from the Plan. However, on June 7, 1994, the stockholders of the Company voted to adopt the 1994 Plan which allows for the issuance of incentive and non-qualified stock options, restricted stock grants, unrestricted stock grants and performance share awards to executives and other key employees of the Company. The 1994 Plan provides increased flexibility in the award of equity-based compensation through a combination of the incentive vehicles authorized under the Plan and furthers the Committee's objective of aligning executive compensation closely with long-term stockholder interests. As with the 1985 Plan, the 1994 Plan is administered by the Committee, which has full power to select, from among the employees eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms of each award, subject to the provisions of the 1994 Plan.

     Grants of incentive or non-qualified stock options are made to executives and other key employees of the Company under the 1994 Plan. As referenced, grants of stock options under the 1994 Plan are made to such executives and other key employees to enable them to participate in the creation of stockholder value in the Company as well as to permit the accumulation of an equity interest in the Company, thereby aligning the interests of executives with those of stockholders. Options granted under the 1985 Plan and the 1994 Plan generally vest at the rate of 25% per year and the term of each option is generally ten years. In some instances the term of the option is seven years. Individual grants under the 1985 Plan and the 1994 Plan have been and are based upon the level of position held, individual contribution to the achievement of the Company's financial goals and such other performance factors as management and the Committee may consider.

     The Committee may also award shares of Common Stock to officers and other eligible employees under the 1994 Plan subject to such conditions and restrictions as the Committee may determine ("Restricted Stock"). Such conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through specified periods of time. The purchase price, if any, of shares of Restricted Stock will be determined by the Committee and failure to achieve performance goals or other restrictions as determined by the Committee may result in employee forfeiture of such awards.

     Under the 1994 Plan, the Committee may also award shares of Common Stock which are free from any restrictions ("Unrestricted Stock"). Unrestricted Stock may be issued to eligible employees under the 1994 Plan in recognition of past services or other valid consideration and may be issued in lieu of cash bonuses paid to such employees. Unrestricted Stock may be issued at no cost or for a purchase price determined by the Committee. Finally, the Committee may also grant performance share awards ("Performance Share Awards") to eligible employees under the 1994 Plan entitling the recipient to receive shares of Common Stock upon the achievement of individual or Company performance goals or such other criteria as the Committee shall determine.

     With respect to Mr. Weinstein's compensation, stock option grants are made at fair market value, generally with seven-year or ten-years term for each option granted. Vesting of such options are in accordance with the provisions of the 1985 Plan and the 1994 Plan, respectively, generally with 25% of any such options vesting on each grant anniversary date beginning on the first anniversary date after the date of grant and ending on the fourth anniversary date. In some instances, vesting of such options is over a five-year period with 20% of any such options vesting annually over the period. Mr. Weinstein was granted a non-qualified stock option pursuant to the 1994 Plan for 25,000 shares of Common Stock of the Company on March 11, 1997, at an exercise price of $8.94, in connection with his being elected Chief Executive Officer and the removal of his "acting" title. This stock option vests at the rate of 20% per year beginning on the first anniversary date after the date of grant and ending on the fifth anniversary date. Mr. Weinstein was also granted a non-qualified stock option for 75,000 shares of Common Stock of the Company on September 9, 1997 at an exercise price of $9.50, a non-qualified stock option for 5,000 shares on January 5, 1998 at an exercise price of $5.75 per share, a non-qualified stock option for 25,000 shares on March 30, 1999 at an exercise price of $3.69 per share and a non-qualified stock option for 100,000 shares on March 14, 2000 at an exercise price of $6.35 per share. Each of these stock options vests at the rate of 25% per year beginning on the first anniversary date after the date of grant and ending on the fourth anniversary.

     During fiscal 1997, the Committee granted Mr. Weinstein a Performance Share Award that would have entitled him to receive between 25,000 and 50,000 shares of the Company's Common Stock in fiscal year 1999 if the price of the Common Stock attained certain targeted levels and remained at such levels for a fixed period by a date certain. Specifically, the award was linked to a performance term which began on March 26, 1996 and was originally scheduled to end on April 30, 1998, which term was subsequently extended until April 30, 1999. On July 8, 1998, Mr. Weinstein's performance share award was terminated and in substitution thereof he was granted a performance based restricted stock award under the 1994 Plan for 50,000 shares of the Company's common stock at a purchase price of $10.18 per share. Pursuant to the award, Mr. Weinstein purchased the shares underlying the award and executed a promissory note in the amount of $509,000, which note originally provided for ratable forgiveness over five years provided Mr. Weinstein remains employed by the Company during such time. During fiscal 2002, the note was amended to defer the forgiveness of the remaining balance of the note until July 8, 2003, the expiration thereof. The award originally provided that if the twenty (20) day average trading price of the Company's common stock culminating on the vesting date, September 15, 1999, is less than $14.00 per share, the Company shall have the right to repurchase a portion of the shares, up to a maximum of 40,000 shares, at the lower of $10.18 per share or the fair market value of such shares on the vesting date. During fiscal 2000, the Committee agreed to extend the vesting date of its repurchase right until September 15, 2000 in consideration of Mr. Weinstein's agreement to extend the trading restrictions with respect to such Common Stock until such date. During fiscal 2001, the Committee agreed to eliminate the Board's repurchase right in consideration of Mr. Weinstein's agreement to modify the trading restrictions with respect to the Common Stock such that they will lapse on a pro-rata basis annually on each anniversary of the date of the forgivable promissory note.

Chapter 11 Retention Program

     In an effort to retain the focus and dedication of certain key employees who possess knowledge about the Company's business and to provide proper incentives for such employees to continue their employment with the Company during the Chapter 11 Case, the Board of Directors voted to establish retention and severance programs for certain key employees on July 24, 2001. These programs were approved by Order of the Bankruptcy Court on August 22, 2001 pursuant to the Retention Order. Under the retention program, certain employees, including Mr. Weinstein, are entitled to receive retention payments if they remain employed and in good standing on three milestone dates: (i) three months after the filing of the Chapter 11 petition (i.e., August 18, 2001), (ii) nine months after the filing of the Chapter 11 petition (i.e., February 18, 2002) or upon "emergence" from the Chapter 11 Case, if earlier and (iii) upon "emergence" from the Chapter 11 Case. For the purposes of the retention program, the term "emergence" includes (i) the confirmation of a plan of reorganization pursuant to the Bankruptcy Code (which plan does not provide for the liquidation of all or substantially all of the Company's assets) or (ii) the confirmation of a transaction involving the sale of the stock or substantially all of the assets of the Company as a going concern.

Compliance with Internal Revenue Code Section 162(m)

     Section 162(m) of the Internal Revenue Code (the "Code") generally limits the Company's ability to deduct compensation expense in excess of $1 million paid to the Company's Chief Executive Officer or other executive officers named in the Summary Compensation Table contained in this proxy statement. Generally, the Committee expects to attempt to structure compensation payments to executive officers so as to be deductible under Section 162(m). In the event, however, the Committee determines that so structuring a compensation payment would not be in the best interests of the Company, the Committee would adjust its compensation policies and payments to provide incentives to the executive officers to achieve the performance measures or goals the Committee believes to be in the best interests of the Company.

                                              COMPENSATION COMMITTEE

                                              J. Christopher Clifford, Chairman
                                              Douglas J. Kahn
                                              Harold Leppo
                                              Theodore M. Ronick
                                              Melvin M. Rosenblatt

Performance Graph

  The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on the Company's Common Stock with the cumulative total return of the NASDAQ Stock Market -- U.S. Index, and the Dow Jones Retailer -- Specialty Apparel Index for the five years ending February 3, 2001.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
         AMONG CASUAL MALE CORP., THE NASDAQ STOCK MARKET (U.S.) INDEX
                  AND THE DOW JONES RETAILERS, APPAREL INDEX

                                    [GRAPH]


     * $100 INVESTED ON 2/3/96 IN STOCK OR ON 1/31/96 IN INDEX - INCLUDING
                          REINVESTMENT OF DIVIDENDS.


                                          2/3/96   2/1/97   1/31/98   1/30/99   1/29/00   2/3/01
------------------------------------------------------------------------------------------------
Casual Male Corp. (f/k/a J. Baker,       $100.00  $137.03  $  90.46  $ 120.36  $ 115.19  $142.08
 Inc.)
------------------------------------------------------------------------------------------------
Nasdaq Stock Market (U.S.)               $100.00  $131.10  $ 154.68  $ 242.09  $ 378.32  $265.00
------------------------------------------------------------------------------------------------
Dow Jones Retailers-Specialty-Apparel    $100.00  $123.07  $ 195.47  $ 329.33  $ 296.85  $346.28
------------------------------------------------------------------------------------------------


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 10, 2001, with respect to the shares of Common Stock of the Company beneficially owned by
(i) any person who is known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each Director of the Company, (iii) each of the executive officers named in the Summary Compensation Table and (iv) the current Directors and executive officers as a group.

                                                                         Amount and
                                                                         Nature of
         Name and (with respect to owners of 5% or more                  Beneficial         Percent
                    of Common Stock) address                            Ownership(1)        of Class
                    ------------------------                            ------------        --------
Putnam Investments, Inc...........................................       1,240,855(2)         8.7%
One Post Office Square
Boston, MA 02109

Dimensional Fund Advisors, Inc....................................       1,168,872(3)         8.2%
1299 Ocean Avenue
11th Floor
Santa Monica, CA 90401
                                                                         1,056,950(4)
Wynnefield Partners Small Cap Value LP............................                            7.4%
450 Seventh Avenue, Suite 509
New York, NY 10123
                                                                           925,750(5)
Buckingham Capital Management Inc.................................                            6.5%
630 Third Avenue - 6/th/ Floor
New York, NY 10017
                                                                           887,800(6)
Schneider Capital Management Corporation..........................                            6.2%
460 E. Swedesford Road, Suite 1080
Wayne, PA 19087
                                                                           840,930(7)
FMR Corp..........................................................                            5.6%
82 Devonshire Street
Boston, MA 02109

Sherman N. Baker..................................................         382,264(8)         2.7%

J. Christopher Clifford...........................................          34,500(9)           *

Douglas J. Kahn...................................................          26,500(10)          *

Harold Leppo......................................................          36,400(11)          *

David Pulver......................................................         113,693(12)          *

Theodore M. Ronick................................................          13,000(13)          *

Melvin M. Rosenblatt..............................................          38,600(14)          *

Nancy Ryan........................................................          18,500(10)          *

Alan I. Weinstein.................................................         318,437(15)        2.2%

Stuart M. Glasser.................................................         394,350(16)        2.7%

Michael J. Fine...................................................         101,600(17)          *

Elizabeth C. White................................................          17,800(18)          *

Directors and Executive Officers as a Group (13 persons)..........       1,484,467(19)        9.9%

     _____________
     * Less than 1%

(1) Unless otherwise noted each person has sole voting and investment power with respect to such shares.

(2) Information based solely on Schedule 13G of Putnam Investments, LLC on behalf of itself and Marsh & McLennan Companies, Inc., Putnam Investment Management, LLC and The Putnam Advisory Company, LLC dated February 13, 2001. The information provided indicates that Putnam Investments, LLC, through its investment advisory subsidiaries, Putnam Investment Management, LLC and The Putnam Advisory Company, LLC, have shared dispositive power with respect to 611, 355 and 629,500 shares respectively. The information provided also indicates that Putnam Investments, LLC and The Putnam Advisory Company, LLC have shared voting power with respect to 205,800 shares.

(3) Information based solely on Schedule 13G of Dimensional Fund Advisors, Inc., dated February 2, 2001. The beneficial owner has reported that it serves as investor advisor or manager to certain investment companies and other co-mingled group trusts (the "Fund") and in such capacity has sole voting and dispositive power over the shares owned by the Fund.

(4) Information based solely on Amendment No. 2 to Schedule 13D of Wynnefield Partners Small Cap Value, LP (the "Partnership"), on behalf of itself, Wynnefield Partners Small Cap Value Offshore Fund, Ltd. (the "Fund") and Wynnefield Partners Small Cap Value, L.P.I. (the "Partnership-I") dated November 29, 2000. Such information indicates that the Partnership has sole voting and dispositive power with respect to 387,800 shares, the Fund has sole voting dispositive power with respect to 191,300 shares and the Partnership-I has sole voting and dispositive power with respect to 477,850 shares.

(5) Information based solely on Schedule 13G of Buckingham Capital Management, Inc. dated May 7, 2001. The beneficial owner has reported that it has sole voting and dispositive power with respect to all of such shares.

(6) Information based solely on Schedule 13G of Schneider Capital Management Corporation, dated February 9, 2001. The beneficial owner has reported it has sole voting power with respect to 387,000 shares and sole dispositive power with respect to 887,800 shares.

(7) Information based solely on Schedule 13G of FMR Corp., Edward C. Johnson, III, Chairman of FMR Corp. and Abigail P .Johnson, a Director of FMR Corp., dated June 11, 2001. The beneficial owner has reported that it has sole voting power with respect to 16,124 shares and sole dispositive power with respect to 840,930 shares. According to such information, Mr. Johnson, Ms. Johnson and various Johnson family members, through their ownership of voting common stock of FMR Corp. and the execution of a shareholders' agreement, may be deemed to form a controlling group with respect to FMR Corp. The information indicates that Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp., is the beneficial owner of 824,806 shares of the Company's Common Stock as a result of acting as investment advisor to several registered investment companies (the "Fidelity Funds") which represents shares of the Company's Common Stock issuable upon the conversion of the Company's 7% Convertible Subordinated Debentures (the "Convertible Notes"). Each of Mr. Johnson and FMR Corp., through its control of Fidelity and the Fidelity Funds, have sole dispositive power over such 829,806 shares. Neither Mr. Johnson nor FMR Corp. has sole or shared voting power over such shares as such power resides with the Boards of Trustees of the Fidelity Funds and is carried out by Fidelity under written guidelines established by the Boards of Trustees. In addition, the information indicates that one investment company, Fidelity Equity -- Income Fund, is the beneficial owner of 16,124 shares of the Company's Common Stock. Such information further indicates that Fidelity Management Trust Company ("Fidelity Trust"), a bank and a wholly owned subsidiary of FMR Corp., is the beneficial owner of 16,124 shares of the Company's Common Stock as a result of its serving as investment manager of certain institutional accounts, all of which shares are issuable upon conversion of the Company's Convertible Notes. Mr. Johnson and FMR Corp., through its control of Fidelity Trust, each have sole voting and sole dispositive power over all such shares and notes.

(8)       Includes currently exercisable options with respect to 3,396 shares.

(9) Includes 2,000 shares held by a charitable trust of which Mr. Clifford is trustee and as to which Mr. Clifford disclaims beneficial ownership and currently exercisable options with respect to 32,500 shares.

(10)      Includes currently exercisable options with respect to 17,500 shares.

(11)      Includes currently exercisable options with respect to 12,500 shares.

(12) Includes 67,193 shares and currently exercisable warrants to purchase 24,000 shares owned by Cornerstone Capital, Inc., a corporation of which Mr. Pulver is the sole stockholder. Includes currently exercisable options with respect to 22,500 shares.

(13) Includes 4,000 shares held by Mr. Ronick as trustee of a trust and currently exercisable options with respect to 7,500 shares.

(14) Includes 1,000 shares owned by Mr. Rosenblatt's wife as to which Mr. Rosenblatt disclaims beneficial ownership, currently exercisable options with respect to 25,000 shares and 3,100 shares underlying Convertible Notes, 1,550 shares of which are owned by Mr. Rosenblatt's wife and as to which Mr. Rosenblatt disclaims beneficial ownership.

(15)      Includes currently exercisable options with respect to 177,949 shares.

(16) Includes currently exercisable options with respect to 266,350 shares and 25,000 shares subject to options that are exercisable within sixty
          (60) days.

(17)      Includes currently exercisable options with respect to 99,600 shares.

(18) Includes currently exercisable options with respect to 13,650 shares and 2750 shares subject to options that are exercisable within sixty
          (60) days.

(19) Includes currently exercisable options with respect to 664,523 shares, 30,625 shares subject to options that are exercisable within 60 days, 24,000 shares underlying currently exercisable warrants and 3,100 shares underlying Convertible Notes.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and Berkshire are parties to the Management Agreement. Mr. Clifford is a managing director of Berkshire and a Director and stockholder of the Company. The Management Agreement provides for an initial term of one year with automatic extensions of one year unless otherwise terminated by either party. Pursuant to the Management Agreement, Berkshire provides consulting and management services to the Company in the areas of financial and strategic corporate planning. In exchange for such services, the Company has agreed to pay Berkshire a monthly fee of $5,000 plus expenses, subject to change by mutual agreement for any extension of the Management Agreement. For the fiscal year ended February 3, 2001, the Company paid Berkshire $60,000 for services under the Management Agreement. The Company believes the terms of the Management Agreement are as favorable as could be obtained from an unaffiliated entity.

     The Company pays Greenberg, Rosenblatt, Kull & Bitsoli, P.C. $60,000 annually for consulting and management services provided to the Company in the areas of financial and strategic corporate planning. Mr. Rosenblatt is a principal of such firm and a Director and stockholder of the Company. The Company believes the terms of this arrangement are as favorable as could be obtained from an unaffiliated entity.

     On July 8, 1998, Mr. Weinstein and Mr. Glasser were each granted a performance based restricted stock award under the 1994 Plan for 50,000 shares of the Company's common stock at a purchase price of $10.18 per share. Pursuant to the awards, each of Mr. Weinstein and Mr. Glasser purchased the shares underlying the awards and executed a promissory note in the amount of $509,000, which notes originally provided for ratable forgiveness over five years provided Mr. Weinstein and Mr. Glasser remain employed by the Company during such time. During fiscal 2002, the notes were amended to defer the forgiveness of the remaining balance until July 8, 2003, the expiration thereof. The awards originally provided that if the twenty (20) day average trading price of the Company's common stock culminating on the vesting date, September 15, 2000, was less than $14.00 and $15.00 per share in the case of Mr. Weinstein and Mr. Glasser, respectively, the Company shall have the right to repurchase a portion of the shares, up to a maximum of 40,000 shares, at the lower of $10.18 per share or the fair market value of such shares on the vesting date. During fiscal 2001, the Committee agreed to eliminate the Board's repurchase right in consideration of each of Messrs. Weinstein's and Glasser's agreement to modify the trading restrictions with respect to the Common Stock such that they will lapse on a pro-rata basis annually on each anniversary of the date of the forgivable promissory note.

     The Company has entered into an agreement with Pro Media, Inc., an advertising company of which Ms. Ryan is the President, pursuant to which Pro Media provides advertising and media buying services to the Company. Organizations such as Pro Media, Inc. typically receive a percentage of their clients' advertising and media service expenditures as compensation for their services. For the fiscal year ended February 3, 2001, the Company paid Pro Media $106,687.00 for services under the Pro Media agreement. The Company believes the terms of agreement are as favorable as could otherwise be obtained from an unaffiliated entity




                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements.  The following documents are filed as part of this
     --------------------
     report:

     1,2. The financial statements, notes thereto, and independent auditors' report listed in the Index to Consolidated Financial Statements set forth in Item 8.

     3.     Exhibits.  The Exhibits listed in the Exhibit Index.  Exhibits 10.11
            --------
            through 10.37 constitute all the management contracts and compensation plans and arrangements of the Company required to be filed as exhibits to this Annual Report.

(b)  Reports on Form 8-K
     -------------------

    There were no current reports on Form 8-K filed during the fourth quarter of fiscal 2001.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Casual Male Corp.
                                                   -----------------
                                                   (Registrant)



By /s/Elizabeth C. White                     By /s/ Alan I. Weinstein
   --------------------------------             ------------------------------
  Elizabeth C. White                                  Alan I. Weinstein
  First Senior Vice President                       Chief Executive Officer
  and Principal Financial Officer



December 14, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/Sherman N. Baker                      /s/J. Christopher Clifford
------------------------------------     ------------------------------------
Sherman N. Baker, Director               J. Christopher Clifford, Director



/s/Douglas Kahn                          /s/Harold Leppo
------------------------------------     ------------------------------------
Douglas Kahn, Director                   Harold Leppo, Director



/s/David Pulver                          /s/Theodore M. Ronick
------------------------------------     ------------------------------------
David Pulver, Director                   Theodore M. Ronick, Director



/s/Melvin M. Rosenblatt                  /s/Nancy Ryan
------------------------------------     ------------------------------------
Melvin M. Rosenblatt, Director           Nancy Ryan, Director



/s/Alan I. Weinstein                     /s/Stuart M. Glasser
------------------------------------     ------------------------------------
Alan I. Weinstein, Director              Stuart M. Glasser, Director


All as of December 14,  2001

                                   EXHIBITS

                                  Filed with

                          Annual Report on Form 10-K

                                      of

                               CASUAL MALE CORP.

                              555 Turnpike Street
                               Canton, MA  02021

                      For the Year Ended February 3, 2001

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

     (.02)  Articles of Amendment to Amended and Restated Articles of                                            **
            Organization of the Company as filed with the Secretary of the
            Commonwealth of Massachusetts on February 26, 2001, attached.

     (.03)  By-Laws of the Company, as amended by the Board of Directors                                          *
            on September 11, 1990 (filed as Exhibit 19.01 to the Company's
            Report on Form 10-Q for the quarter ended November 3, 1990).



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

     (.04)  Shareholder Rights Agreement between J. Baker, Inc. and                                               *
            EquiServe Trust Company, N.A., dated as of December 15, 1994
            (filed as Exhibit 4.01 to the Company's Report on Form 8-K dated
            December 15, 1994).

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


*    Incorporated herein by reference
**   Included herein

Exhibit                                                                                                        Page No.
-------                                                                                                        --------
     (.06)  Form of 13% Senior Subordinated Note dated as of May 21, 1999 (filed                                 *
            as Exhibit 4.02 to the Company's Report on Form 10-Q for the quarter ended May 1, 1999).


     (.07) Form of Warrant, dated as of May 21, 1999 (filed as Exhibit 4.03 to the * Company's Report on Form 10-Q for the quarter ended May 1,
            1999).


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

10.  Material Contracts
     ------------------

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


     (.03)  Asset Purchase Agreement dated as of November 16, 2000 by and between                                 *
            J. Baker, Inc., JBI, Inc. Morse Shoe, Inc. and Footstar Corporation (filed as
            Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended October 28, 2000).

     (.04)  Debtor in Possession Loan and Security Agreement by and among                                       **
            Casual Male Corp. (as Borrower's representative), JBI, Inc., Morse
            Shoe, Inc., JBI Apparel, Inc., The Casual Male, Inc., WGS Corp.,
            TCMB&T, Inc., LP Innovations, Inc., Spencer Companies, Inc., TCM
            Holding Company, Inc., JBI Holding Company, Inc., Buckmin, Inc.,
            Elm Equipment Corp., Isab, Inc., Morse Shoe International, Inc. and
            White Cap Footwear, Inc. and Fleet Retail Finance Inc., et.al. and Back
            Bay Capital Funding LLC, dated May 18, 2001, attached.


*    Incorporated herein by reference
**   Included herein

Exhibit                                                                                                        Page No.
-------                                                                                                        --------
     (.05)  First Amendment to Debtor in Possession Loan and Security Agreement by                               **
            and among Casual Male Corp. (as Borrower's representative), JBI, Inc.,
            Morse Shoe, Inc., JBI Apparel, Inc., The Casual Male, Inc., WGS Corp.,
            TCMB&T, Inc., LP Innovations, Inc., Spencer Companies, Inc., TCM
            Holding Company, Inc., JBI Holding Company, Inc., Buckmin, Inc.,
            Elm Equipment Corp., Isab, Inc., Morse Shoe International, Inc. and
            White Cap Footwear, Inc. and Fleet Retail Finance Inc. et.al. and Back Bay
            Capital Funding LLC, effective as of July 18, 2001, attached.

     (.06)  Second Amendment to Debtor in Possession Loan and Security Agreement                                 **
            by and among Casual Male Corp. (as Borrower's representative), JBI, Inc.,
            Morse Shoe, Inc., JBI Apparel, Inc., The Casual Male, Inc., WGS Corp.,
            TCMB&T, Inc. LP Innovations, Inc., Spencer Companies, Inc., TCM
            Holding Company, Inc., JBI Holding Company, Inc., Buckmin, Inc.,
            Elm Equipment Corp., Isab, Inc., Morse Shoe International, Inc. and
            White Cap Footwear, Inc. and Fleet Retail Finance Inc. et.al. and
            Back Bay Capital Funding LLC, effective as of September 17, 2001, attached.

     (.07)  Chattel Promissory Note made by Morse Shoe, Inc., JBI, Inc., The                                     *
            Casual Male, Inc., WGS Corp. and TCMB&T, Inc. in favor of
            BancBoston Leasing Inc. dated August 26, 1999 (filed as Exhibit 10.02 to the
            Company's Report on Form 10-Q for the quarter ended July 31, 1999).


     (.08)  Master Security Agreement by Morse Shoe, Inc., JBI, Inc., The Casual                                 *
            Male, Inc., WGS Corp. and TCMB&T, Inc. in favor of BancBoston Leasing, Inc.
            dated August 26, 1999 (filed as Exhibit 10.03 to the Company's Report on
            Form 10-Q for the quarter ended July 31, 1999).


     (.09)  Security Agreement by Morse Shoe, Inc., JBI, Inc., The Casual                                        *
            Male, Inc., WGS Corp. and TCMB&T, Inc. in favor of BancBoston Leasing, Inc.
            dated August 26, 1999 (filed as Exhibit 10.04 to the Company's Report on
            Form 10-Q for the quarter ended July 31, 1999).

     (.10)  First Amendment to 1999 Master Security Agreement by and among BankBoston                             *
            Leasing, Inc. and General Electric Capital Corporation, CIT Group, Inc. and Andover
            Capital Group, Inc. and Morse Shoe, Inc., JBI Inc., The Casual Male, Inc., WGS
            Corp. and TCMB&T, Inc. dated November 16, 2000 (filed as Exhibit 10.03 to the
            Company's Report on Form 10-Q for the quarter ended October 28, 2000).

     (.11)  Executive Employment Agreement dated March 25, 1993 between Sherman N.                                *
            Baker and J. Baker, Inc. (filed as Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended July 31, 1993).

     (.12)  Amendment to Executive Employment Agreement between J. Baker, Inc. and                                *
            Sherman N. Baker, dated March 31, 1995 (filed as Exhibit 4.10 to the
            Company's Report on Form 10-K for the year ended January 28, 1995).

     (.13)  Amendment to Executive Employment Agreement between J. Baker, Inc. and                                *
            Sherman N. Baker, dated March 31, 1996 (filed as Exhibit 10.09 to the
            Company's Report on Form 10-K for the year ended February 3, 1996).

*    Incorporated herein by reference
**   Included herein

Exhibit                                                                                                        Page No.
-------                                                                                                        --------
     (.14)  Third Amendment to Executive Employment Agreement between J. Baker, Inc.                              *
            and Sherman N. Baker dated March 31, 1997 (filed as Exhibit 10.10 to the Company's Report on Form 10-K for the year ended February 1, 1997).

     (.15)  Fourth Amendment to Executive Employment Agreement between J. Baker, Inc.                             *
            and Sherman N. Baker dated March 31, 1998 (filed as Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended October 31, 1998).

     (.16)  Fifth Amendment to Executive Employment Agreement between J. Baker, Inc.                              *
            and Sherman N. Baker dated April 10, 1999 (filed as Exhibit 10.21 to the
            Company's Report on Form 10-K for the year ended January 30, 1999).

     (.17)  Sixth Amendment to Executive Employment Agreement between J. Baker, Inc.                              *
            and Sherman N. Baker dated April 19, 2000 (filed as Exhibit 10.18 to the
            Company's Report on Form 10-K for the year ended January 29, 2000).

     (.18)  Severance Compensation Agreement between Casual Male Corp. and Alan I.                               **
            Weinstein effective as of August 22, 2001, attached.

     (.19)  Restricted Stock Award Agreement between Alan I. Weinstein and J. Baker,                              *
            Inc., dated July 8, 1998 (filed as Exhibit 10.01 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998).

     (.20)  Forgivable Promissory Note made by Alan I. Weinstein in favor of J. Baker                             *
            Inc., dated July 8, 1998, issued in connection with Restricted Stock
            Award (filed as Exhibit 10.02 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998).

     (.21)  Letter Agreement dated December 28, 1999 between J. Baker, Inc.'s                                     *
            Compensation Committee and Alan I. Weinstein (filed as Exhibit 10.02 to the Company's Report on Form 10-Q for the quarter ended April 29, 2000).

     (.22)  Letter Agreement  dated as of December 12, 2000 between Casual Male Corp.'s                          **
            Compensation Committee and Alan I. Weinstein, attached.

     (.23)  Letter Agreement dated as of July 1, 2001 between Casual Male                                        **
            Corp.'s Compensation Committee and Alan I. Weinstein, attached.

     (.24)  Severance Compensation Agreement between Casual Male Corp. and Stuart M.                             **
            Glasser effective as of August 22, 2001, attached.

     (.25)  Restricted Stock Award Agreement between Stuart M. Glasser and J. Baker,                              *
            Inc., dated July 8, 1998 (filed as Exhibit 10.03 to the Company's Report on
            Form 10-Q for the quarter ended August 1, 1998).

     (.26)  Forgivable Promissory Note made by Stuart M. Glasser in favor of J. Baker                             *
            Inc., dated July 8, 1998, issued in connection with Restricted Stock
            Award (filed as Exhibit 10.04 to the Company's Report on Form 10-Q for the quarter ended August 1, 1998).

     (.27)  Letter Agreement dated as of December 12, 2000 between Casual Male Corp.'s Compensation              **
            Committee and Stuart M. Glasser, attached.

*    Incorporated herein by reference
**   Included herein

Exhibit                                                                                                        Page No.
-------                                                                                                        --------
     (.28)  Letter Agreement dated as of July 1, 2001 between Casual Male Corp.'s                                **
            Compensation Committee and Stuart M. Glasser, attached.

     (.29)  Executive Employment Agreement between J. Baker, Inc. and Michael J.                                  *
            Fine, dated September 9, 1998 (filed as Exhibit 10.01 to the Company's
            Report on Form 10-Q for the quarter ended October 31, 1998).

     (.30)  First Amendment to Executive Employment Agreement between J. Baker,                                   *
            Inc. and Michael J. Fine, dated April 12, 1999 (filed as Exhibit 10.38 to the Company's Report on Form 10-K for the year ended January 30, 1999).

     (.31)  Second Amendment to Executive Employment Agreement between J. Baker,                                  *
            Inc. and Michael J. Fine, dated April 4, 2000 (filed as Exhibit 10.36 to the
            Company's Report on Form 10-K for the year ended January 29, 2000).

     (.32)  Severance Compensation Agreement between Casual Male Corp.                                           **
            and Elizabeth C. White, effective as of August 22, 2001, attached.

     (.33)  Severance Compensation Agreement between Casual Male Corp.                                           **
            and Jay M Scheiner effective as of August 22, 2001, attached.

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

     (.37)  Retention Plan dated as of August 22, 2001, attached.                                                **

     (.38)  Mortgage and Security Agreement by JBAK Canton Realty, Inc. to                                        *
            The Chase Manhattan Bank dated as of December 30, 1996 (filed as
            Exhibit 10.69 to the Company's Report on Form 10-K for the year ended February 1, 1997).


11.         Statement re:  Computation of Net Earnings Per Common                                                **
            -----------------------------------------------------
            Share, attached.
            -----

12.         Statement re:  Computation of Ratio of Earnings to Fixed Charges,                                    **
            ----------------------------------------------------------------
            attached.

21.         Subsidiaries of the Registrant, attached.                                                            **
            ------------------------------

23.         Consent of KPMG LLP, attached.                                                                       **
            -------------------


*    Incorporated herein by reference
**   Included herein

*     Incorporated herein by reference
**    Included herein